Form 10-K
period 1996-06-30
AMERICAN HOSPITAL MANAGEMENT CORP
filed 1997-05-08
CIK 5197

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

Date of Report       June 30, 1996           Commission file number  0-2751
                     -------------                                   ------

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)

         CALIFORNIA                                            95-1861243
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

P.O. Box 1116
Arcata, California                                                    95521
------------------                                                  ----------
(Address of principal executive                                     (Zip Code)
offices)

Registrant's telephone number, including area code:   (800) 662-2280
                                                   --------------------
Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange on
         Title of each class                       which registered
         -------------------                    ------------------------

                                      None
--------------------------------------------------------------------------------
           Securities registered pursuant to Section 12(g) of the Act:


                          Common Stock $1.00 par value
--------------------------------------------------------------------------------
                                (Title of class)

                $2.00 Cumulative Preferred Stock $1.00 par value
--------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes       No    x
                                   -----    ------

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, at a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CRF 230.405.)

There is no market for the registrant's stock.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date (232,417 at December 31, 1996).

Total number of pages, including cover - 37

PART I

Item 1.  Business
-------  --------

         The primary business of the Company is the operation and ownership of Mad River Community Hospital (the Hospital) and satellite clinics, located in the Humboldt County area of Northern California.

         Over the last several years the Company has expanded the scope of services offered by the Hospital to include advanced ancillary service departments used by physicians practicing in the rural service area. As a result of the ongoing expansion of facilities and services, the Hospital continues to recruit new physicians to provide the added care as well as to replace physicians who are retiring from active practice, many after twenty-eight years of medical staff membership. The Hospital's service area on the north coast is experiencing the highest rate of growth in the county and is especially attractive to physicians who want to live and work in a community with high family values.

         The nearest competition to the Hospital is in Eureka (approximately 12 miles south) where two acute care facilities are located. Management of the Hospital feels that as long as it maintains a strong position in providing a full scope of health care services, the facilities located in Eureka will have less of a negative impact on Hospital use or occupancy. For this reason, the Hospital organized two out-patient clinics, one in-house clinic and one clinic in the outlying community thereby maintaining the Hospital's presence in the service area. New buildings are planned for those departments still housed in mobile facilities adjacent to the Hospital. In the past year, business and administrative departments have been moved to a new permanent location. The area will be used for the expansion of adult day health care into a new building. In addition, a cath-lab is in the final process of being approved for installation in the Hospital. An MRI is on order and is expected to be operating adjacent to the Hospital by early 1997.

         Another positive factor supporting Hospital use is community involvement. As the largest private employer in Arcata, the Hospital provides employment to approximately 520 local residents and, through its Home Health and Adult Day Health Care departments, is highly visible in the community served. The Hospital continues to try to build on this strength by maintaining a strong image through the media and a helping hand in the community, while providing personalized quality services. The Hospital is a strong advocate for a community health care plan involving the medical staff, employers and the area's hospitals and health care providers wherein they will work together to provide a locally based alternative to out of the area managed care.

         As the health care industry is dependent on government payment of care for the elderly and indigent, the Hospital may be negatively impacted by new Government regulations. As mentioned above, the Hospital is working diligently to establish a community health care plan that could compete with the various outside managed care plans planning to enter the Humboldt County area.

Item 2.  Properties
-------  ----------

         The main facility operated by the Company is Mad River Community Hospital in Arcata, California. This single-level structure is licensed as a 78-bed acute hospital in Northern Humboldt County, California, where it provides full hospital services to a population of approximately 55,000. Since opening in 1972, the Hospital has maintained a program of expansion and improvements. It is located on 12 acres (part of a 48 acre site) adjacent to an expanded medical office complex owned by staff doctors which leaves sufficient open area for further expansion of medical services as needed.

         The Company owns 27 acres of land approximately 4 miles from the Hospital held for future residential development. A house and barn on the property is currently used as an office, guest quarters and storage space for the Company. The Company owns a personal residence adjacent to the Hospital that had been used as a physician's office. This acquisition was made to facilitate a continued favorable occupancy by a hospital-related specialty and is presently being leased to an unrelated private resident, providing a child day care service to hospital employees. The Company also owns residences and commercial properties in Eureka and McKinleyville, California. They are currently being leased to unrelated private parties, held for investment or can be converted to medical offices, if needed to protect the Hospital's market share. From time to time, the Company acquires real estate being held for investment purposes.

         As part of its outreach program, the Company owns and operates medical office buildings under the name of Willow Creek Six Rivers Medical Center in Willow Creek, California (38 miles east of the Hospital). The Company also owns and operates real property in McKinleyville which provides laboratory and radiology outpatient services. It also operates an after-hours clinic at this location.

         Adult Day Health Care of Mad River (the Company), a separate not-for-profit organization, is operating an adult day health care facility in a building adjacent to and owned by Mad River Community Hospital. Michael Young, Controller of the Company, is functioning as Adult Day Health Care's Administrator and performs minimal accounting services for the organization. To meet the growing demands for this service, a new building will be built adjacent to the present facility. The Company will lease the new facility from the Hospital.

Item 3.  Legal Proceedings
-------  -----------------

         None.

Item 4.  Submission of Matters to Vote of Security Holders
-------  -------------------------------------------------

         There were no matters submitted to a vote by the security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.  Market for the  Registrant's  Common Stock and Related  Security Holder
-------  -----------------------------------------------------------------------
         Matters
         -------

         There is no market for the registrant's stock. There are approximately 436 shareholders. No dividends were paid on common stock during the three years ended June 30, 1996.

Item 6.  Selected Financial Data
-------  -----------------------


                                      Year ended June 30
                     -----------------------------------------------------------

                         1996        1995        1994        1993        1992
                         ----        ----        ----        ----        ----

Total operating
revenue, net         $21,421,707 $21,148,254 $20,671,387 $19,218,602 $18,592,956

Net income               223,815     593,342     502,956     387,436     624,342

Primary earnings
per share                    .52        2.06        1.67        1.18        2.16

Fully diluted
earnings per share           .67        1.75        1.47        1.13        1.81

Cash dividends per
common share                  --          --          --          --          --

Total assets          20,557,286  19,800,615  18,325,512  16,995,552  15,698,301

Long-term debt           403,581     803,248     861,648     809,411     466,362

Working capital        7,851,133   7,165,927   6,010,324   6,265,004   6,348,123

Redeemable
preferred stock           50,850      51,623      51,768      51,900      51,957

Stockholders'
equity                14,633,038  14,077,102  13,040,598  12,636,033  12,347,231

Item 7.  Management's Discussion and Analysis of
-------  ---------------------------------------
         Financial Condition and Results of Operations
         ---------------------------------------------
                                        1996
                                        ----
         Results of Operations
         ---------------------

         Hospital revenues increased slightly during 1996 as the hospital continues to expand services to encourage use. Use of outpatient services increased, and there was a small rate increase. Patient revenue totaled $40,617,000 in 1996 compared to $39,002,000 in 1995, a
         4% increase of $615,000.

         Contractual allowances totaled $13,808,000 in 1996 compared to $13,638,000 in 1995, only a 1% increase. Government regulatory agencies attempt to reimburse the hospital based on the cost of services rendered. As the government continues its efforts to cut back on rising health care cost, the actual reimbursement continues to decrease and the Hospital is unable to even recoup costs on many Medicare patients. Medi-Cal has also imposed certain limitations (discharge and Maximum Inpatient Reimbursement Liability) that have adversely affected reimbursements. As discussed in the next paragraph, the result of these continuing cuts is to increase the provision for bad debts.

         Operating costs and expenses were $27,928,000 compared to $25,749,000 in 1995, an 8.5% increase. This increase, other than the provision for bad debts, is mainly related to increased labor costs and moderate inflation. In 1996, the provision for bad debts increased 24% from 1995. The provision for bad debts increases as third-party payors reduce the amount they reimburse, as discussed in prior paragraph. Increased use of outpatient services and the change in patient mix also affects bad debt write offs.

         The result in the reduction of third-party reimbursement, causing increased bad debt write offs, was a $769,000 decrease in income from operations. Net income, after investment income, was $224,000 in 1996 compared to $593,000 in 1995.

         Over the years, as the Company incurs more contractual allowances and uncollectible accounts, results from operations have suffered. The Company continues to enjoy good returns on its investments to help maintain a net profit. For the current year, sales of investments resulted in gains of $113,600 while total investment income was $1,076,100. As discussed in Item 1, the Company continues to expand operations to maintain a competitive edge in a continuing ever changing health care environment. All construction projects, considered necessary to maintain operations, will be completed without negative impact on the financial statements.

         The purpose of these projects is to keep the users of the Hospital in their primary service area close to the Hospital and medical staff members, thereby enhancing the Hospital's inpatient service occupancy. By so doing, it is anticipated that operations will improve, even though the continued burden of government contractual agreements to provide health care, sometimes below cost, is being further complicated by the introduction of managed care contracts in the Humboldt County area.
                                      -9-

                                 1996 continued
                                 ----

         Financial Condition
         -------------------

         The Company's financial condition remains very strong with substantial investments, strong liquidity and minimal debt. The cash and liquid investments are being maintained to subsidize Hospital operations, finance needed construction and increased services at Mad River Community Hospital. Currently, the Company has approximately $5,261,000 in cash and short-term investments. As previously noted, some of these investments, as determined by management, will be used to fund needed expansion.

         Cash provided by operating and investing activities continue to fund investing activities, the largest of which is the purchase of real estate, property and equipment, which totaled $735,400 in 1996. As the long-term debt relates only to the acquisition of major equipment, cash required for financing activities remains relatively low.

         As discussed in Item 1, government regulations, as well as managed care contract agreements, may continue to negatively impact operations. Management is unable to estimate any potential negative impact of forthcoming laws or regulations. Management believes that long-term key employees approve of the working conditions at the Hospital and have proven their ability to keep the Hospital staffed under difficult conditions.

         Inflation
         ---------

         The inflation rate affecting costs has remained relatively low, approximately 5%, over the last three years. This moderate rate contributes to the Hospital's success in maintaining a moderate increase in costs from year to year.

         Management's Discussion and Analysis of
         ---------------------------------------
         Financial Condition and Results of Operations
         ---------------------------------------------

                                        1995
                                        ----
         Results of Operations
         ---------------------

         Hospital revenues increased slightly during 1995 as the hospital continues to expand services to encourage use. Use of outpatient services increased, and there was a small rate increase. Patient revenues in 1995 were $39,002,000 compared to $38,120,000 for 1994, a
         2% increase of $882,000.

         Contractual allowances totaled $13,638,000 in 1995 compared to $13,929,000 in 1994, a 2% decrease. Therefore, although revenue went up slightly, contractural allowances decreased, indicating a different mix of patients. Government regulatory agencies attempt to reimburse the hospital based on the cost of services rendered. At times, under current regulations, the hospital is unable to recoup costs on certain Medicare patients. Medi-Cal has also imposed certain limitations (discharge and Maximum Inpatient Reimbursement Liability) that have adversely affected reimbursement.

         Operating costs and expenses were $25,749,000 compared to $24,631,000 in 1994, a 5% increase. This increase, other than the provision for bad debts, is mainly related to increased labor costs and moderate inflation. The provision for bad debts, which increased from $3,914,601 in 1994 to $4,669,157 in 1995, increases as third-party payors reduce their reimbursements, as discussed in previous paragraph. Increased use of outpatient services and the change in patient mix also affects bad debt write offs.

         Net income was  $593,000 in 1995,  compared to $503,000 in 1994,  a 18%
         increase.

         Over the years, as the Company incurs more contractual allowances and uncollectible accounts, results from operations have suffered. The Company continues to enjoy good returns on its investments to help maintain an increase in net profit. For the current year, sales of investments resulted in gains of $171,000. As discussed in Item 1, the Company continues to expand operations to maintain a competitive edge in a continuing ever changing health-care environment. All construction projects, considered necessary to maintain operations, will be completed without negative impact on the financial statements.

         The purpose of these projects is to keep the users of the Hospital in their primary service area close to the Hospital and medical staff members, thereby enhancing the Hospital's inpatient service occupancy. By so doing, it is anticipated that operations will remain profitable even though the continued burden of government contractual agreements to provide healthcare, sometimes below cost, is being further complicated by the introduction of managed care contracts in the Humboldt County. The Company continues to do what is necessary to retain its occupancy, cut costs and provide excellent care so as to continue profitable operations.

                                 1995 continued
                                 ----

         Financial Condition
         -------------------

         The Company's financial condition remains very strong with profitable hospital operations, substantial investment capital, strong liquidity and minimal debt. The cash and liquid investments are being maintained to finance the planned construction and increased services at Mad River Community Hospital. As discussed above, current liquidity may be affected by long-term plans to expand hospital operations. Currently, the Company has approximately $4,380,582 in short-term investments. Some of these investments, as determined by Management, will be used to fund needed expansion.

         Cash provided by operating activities continue to fund investing activities, the largest of which is the purchase of real estate, property and equipment which totaled $884,109 in 1995. As long-term debt relates only to the acquisition of equipment, cash required for financing activities remains relatively low.

         As discussed in Item 1, Government regulations, as well as managed contract agreements, may negatively impact operations. Management is unable to estimate any potential negative impact of forth-coming laws or regulations. Management believes that long term key employees approve of the working conditions at the Hospital and have proven their ability to keep the Hospital staffed under difficult conditions. The Hospital creation of a cafeteria benefit plan and a 401-k investment fund is appreciated by employees and is beneficial in attracting new professionals to fill the positions created by turnover and growth in services offered.

         Inflation
         ---------

         The inflation rate affecting costs has remained relatively low, approximately 4%, over the last three years. This moderate rate contributes to the Hospital's success in maintaining a moderate increase in costs from year to year.

Item 8.           Financial Statements and Supplementary Data
-------           -------------------------------------------


                              FINANCIAL STATEMENTS

                                                                      Page
                                                                      ----
        Description
        -----------

Independent Auditors' Report                                           15


Financial Statements:

      Balance Sheets - June 30, 1996 and 1995                         16-17

      Statements of Income and Retained Earnings -
         Years ended June 30, 1996, 1995, and 1994                     18

      Statements of Cash Flows -
         Years ended June 30, 1996, 1995, and 1994                    19-20

      Notes to Financial Statements                                   21-26


Item 14.   Exhibits, Financial Statement, Schedules
          and Reports on Form 8-K                                      32

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION

                     Annual Report for Corporations - Form 10-K
                       Years ended June 30, 1996, and 1995


                              Financial Statements,
                     Supplementary Data and Auditors' Report

                          Independent Auditors' Report
                          ----------------------------


The Board of Directors
American Hospital Management Corporation


We have audited the accompanying balance sheets of American Hospital Management Corporation as of June 30, 1996, and 1995, and the related statements of income and retained earnings, and cash flows and the supporting financial statement schedules as listed in the accompanying index at Item 14, for the years then ended. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and financial statement schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Hospital Management Corporation at June 30, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles, and the supporting financial statement schedules as listed in the accompanying index at Item 14, when considered in relation to the basic financial statements taken as a whole, in our opinion, present fairly in all material respects, the information set forth therein.


                                                /s/ K.C. Miller, CPA

                                                K.C. Miller, CPA



West Covina, California
December 20, 1996

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION

                                 Balance Sheets

                             June 30, 1996 and 1995

                  Assets
                  ------
                                                              1996          1995
                                                              ----          ----
Current assets:
   Cash and cash equivalents                           $   925,843   $   819,341
   Investments                                           5,260,968     4,380,582
   Receivables:
      Patients, net of estimated
         uncollectibles of $202,650 and
         $217,709 in 1996 and 1995, respectively         6,231,306     6,178,224
      Other                                                290,028       126,161
   Supplies, at lower of cost
      (first-in, first-out) or market                      855,334       887,176
   Prepaid expenses                                         84,981        65,686
                                                       -----------   -----------

         Total current assets                           13,648,460    12,457,170
                                                       -----------   -----------

Deferred income taxes                                      478,107       446,258
                                                       -----------   -----------

Investments and other assets:
   Real estate held for investment, net of
      $268,071 and $228,666 accumulated
      depreciation in 1996 and 1995,
      respectively                                       1,974,803     1,887,073
   Investments in partnerships                              87,086        84,129
   Cash surrender value of life insurance                  227,270       208,649
   Other                                                   146,216       234,569
                                                       -----------   -----------

                                                         2,435,375     2,414,420
                                                       -----------   -----------
Property and equipment, at cost:
   Land and improvements                                    44,500        36,000
   Buildings                                             4,233,728     4,233,728
   Equipment                                             5,727,870     5,158,618
   Construction in progress                                   --           1,674
                                                       -----------   -----------

                                                        10,006,098     9,430,020
   Less accumulated depreciation and
      amortization                                       6,010,754     4,947,253
                                                       -----------   -----------

                                                         3,995,344     4,482,767
                                                       -----------   -----------

                                                       $20,557,286   $19,800,615
                                                       ===========   ===========


(continued)

See accompanying notes to financial statements

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION

                           Balance Sheets (concluded)

                             June 30, 1996 and 1995


   Liabilities and Stockholders' Equity
   ------------------------------------
                                                              1996          1995
                                                              ----          ----
Current Liabilities:
   Current maturities of long-term debt                $   276,660   $   370,978
   Accounts payable and accrued expenses:
      Trade                                                562,306     1,138,571
      Accrued liabilities                                1,802,106     1,620,548
      Estimated third-party payor settlements            1,823,149       946,555
   Income taxes:
      Current                                                 --         195,798
      Deferred                                           1,333,106     1,018,793
                                                       -----------   -----------

         Total current liabilities                       5,797,327     5,291,243
                                                       -----------   -----------

Long-term debt, less current maturities                    126,921       432,270
                                                       -----------   -----------

Stockholders' equity:
   $2 cumulative  preferred  stock, par value $1
      per share;  authorized  100,000 shares;
      issued 65,270.82 shares; reacquired
      14,421.08 shares;  outstanding 50,849.74
      shares; aggregate redemption and
      liquidating value of $1,398,368 and
      $1,419,650 at June 30, 1996, and 1995,
      respectively                                          50,850        51,623
   Common stock, par value $1.00 per share;
      authorized 400,000 shares, issued
      249,051 shares; reacquired 15,838 shares;
      outstanding - 233,123 shares                         233,213       236,479
   Additional paid-in capital                              296,210       340,912
   Unrealized holding gains, net, for investments        1,026,809       551,933
   Retained earnings                                    13,025,956    12,896,155
                                                       -----------   -----------

         Total stockholders' equity                     14,633,038    14,077,102
                                                       -----------   -----------

                                                       $20,557,286   $19,800,615
                                                       ===========   ===========


See accompanying notes to financial statements.












                                      -17

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION

                   Statements of Income and Retained Earnings
                    Years ended June 30, 1996, 1995 and 1994

                                                           1996            1995           1994
                                                           ----            ----           ----
Net patient service revenue                        $ 26,809,409    $ 25,364,285    $ 24,191,063

Other revenue                                           417,075         453,126         394,385
                                                   ------------    ------------    ------------

              Total operating revenue                27,226,484      25,817,411      24,585,448
                                                   ------------    ------------    ------------

Operating costs and expenses:
     Professional care of patients                   13,462,487      12,984,368      12,942,401
     General services                                 2,734,438       2,426,633       2,455,063
     Administrative services                          2,989,859       2,759,002       2,716,641
     Employee health and welfare                      1,318,048       1,322,370       1,133,908
     Medical malpractice insurance                      406,630         430,435         509,380
     Interest                                            76,289          97,401          84,126
     Depreciation and amortization                    1,135,152       1,059,902         875,702
     Provision for bad debts                          5,804,777       4,669,157       3,914,061
                                                   ------------    ------------    ------------


              Total operating costs and expenses     27,927,680      25,749,268      24,631,282
                                                   ------------    ------------    ------------

              Income (loss) from operations            (701,196)         68,143         (45,834)
                                                   ------------    ------------    ------------
Other income:
     Investment income                                1,076,148         944,052         733,630
     Other                                               31,019           9,974          16,040
                                                   ------------    ------------    ------------

                                                      1,107,167         954,026         749,670
                                                   ------------    ------------    ------------

Income before income taxes                              405,971       1,022,169         703,836
     Income taxes                                       182,156         428,827         200,880
                                                   ------------    ------------    ------------

              Net income                                223,815         593,342         502,956

Retained earnings, beginning of year                 12,896,155      12,394,101      11,983,591

Cash dividends paid on preferred
     stock ($2 per share)                               (94,014)        (91,288)        (92,446)
                                                   ------------    ------------    ------------

Retained earnings, end of year                     $ 13,025,956    $ 12,896,155    $ 12,394,101
                                                   ============    ============    ============

Primary earnings per share                         $        .52    $       2.06    $       1.67
                                                   ============    ============    ============

Fully diluted earnings per share                   $        .67    $       1.75    $       1.47
                                                   ============    ============    ============


See accompanying notes to financial statements.

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION

                            Statements of Cash Flows
                    Years ended June 30, 1996, 1995 and 1994

                                                                   1996            1995           1994
                                                                   ----            ----           ----
Cash flows from operating activities:
     Cash received from patients and third-party payors    $ 22,245,219    $ 20,398,950    $ 21,214,801
     Cash paid to employees and suppliers                   (21,312,243)    (19,638,638)    (19,555,423)
     Investment income received                               1,025,397         666,219         589,982
     Interest paid                                              (76,290)        (97,401)        (84,126)
     Income taxes paid                                         (412,073)       (225,467)       (173,485)
                                                           ------------    ------------    ------------

              Net cash provided by
                 operating activities                         1,470,010       1,103,663       1,991,749
                                                           ------------    ------------    ------------

Cash flows from investing activities:
     Purchase of real estate held for investment, net          (127,135)           --          (364,333)
     Distributions from partnerships                               --           132,424         226,605
     Purchase of property and equipment                        (608,324)       (844,109)     (1,172,796)
     Proceeds from sale of short-term investments             2,381,529       1,983,228       2,180,048
     Purchase of short-term investments                      (2,356,870)     (2,119,134)     (2,294,703)
     Other                                                     (110,286)        (20,596)         27,831
                                                           ------------    ------------    ------------

              Net cash used in  investing activities           (821,086)       (868,187)     (1,397,348)
                                                           ------------    ------------    ------------

Cash flows from financing activities:
     Proceeds from issuance of long-term debt                      --           336,766         270,532
     Principal reductions of long-term debt                    (399,667)       (395,166)       (218,295)
     Dividends paid                                             (94,014)        (91,288)        (92,655)
     Payments for reacquired stock                              (48,741)        (17,483)         (5,945)
                                                           ------------    ------------    ------------
              Net cash used in
                 financing activities                          (542,422)       (167,171)        (46,363)
                                                           ------------    ------------    ------------

Net increase in cash and cash equivalents                       106,502          68,305         548,038
Cash and cash equivalents, beginning of year                    819,341         751,036         202,998
                                                           ------------    ------------    ------------

Cash and cash equivalents, end of year                     $    925,843    $    819,341    $    751,036
                                                           ============    ============    ============

Supplemental schedule of non-cash investing activities:
     Increase in fair value of investments                 $    791,459    $    919,888
     Increase in deferred taxes                                 316,583         367,955
                                                           ------------    ------------

     Increase in unrealized holding gains                  $    474,876    $    551,933
                                                           ============    ============



See accompanying notes to financial statements



















                    AMERICAN HOSPITAL MANAGEMENT CORPORATION

                      Statements of Cash Flows (concluded)
                    Years ended June 30, 1996, 1995 and 1994


                                                                   1996            1995            1994
                                                                   ----            ----            ----
Reconciliation of net income to net cash
     provided by operating activities:
Net income                                                 $    223,815    $    593,342    $    502,956
Adjustments to reconcile net income to net
     cash provided by operating activities:
         Depreciation and amortization                        1,169,924       1,092,844         908,644
         Partnership income                                      (2,957)       (149,813)       (175,068)
         Gain on sale of investments                           (113,586)       (170,936)       (192,630)
         Increase in cash surrender value                       (18,621)        (21,924)        (11,108)

Change in assets and liabilities:
         (Increase) decrease in patient receivables, net        (53,082)       (385,725)        295,575
         Increase (decrease) in third-party payors, net         876,594        (363,579)        422,907
         (Increase) decrease in income taxes, net              (229,917)        203,361          27,395
         (Decrease) increase in supplies                         31,842        (100,581)       (125,933)
         (Increase) decrease in prepaid expenses                (19,295)         (1,893)         21,313
         (Decrease) increase in trade accounts payable         (576,265)        189,208         117,822
         Increase in accrued expenses, net                      181,558         219,359         199,876
                                                           ------------    ------------    ------------

Net cash provided by operating activities                  $  1,470,010    $  1,103,663    $  1,991,749
                                                           ============    ============    ============




See accompanying notes to financial statements.

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION

                          Notes to Financial Statements

                          June 30, 1996, 1995 and 1994

(1)   Summary of Significant Accounting Policies
      ------------------------------------------

      Organization
      ------------
      The Corporation owns and operates one acute-care hospital in the Arcata, California area. It also operates other health-care related enterprises in the same location. Most of the patients to whom the hospital extends credit are residents of the area.

      Net Patient Service Revenue
      ---------------------------
      Net patient service revenue is reported at the estimated net realizable amounts from patients, third-party payors, and others for services rendered, including estimated retroactive adjustments under reimbursement-party payors. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlements are determined.

      Statement of Revenue and Expenses
      ---------------------------------
      Transactions deemed by management to be ongoing, major, or central to the provision of health care services are reported as revenues and expenses. Peripheral or incidental transactions are reported as other income, net.

      Cash and Cash Equivalents
      -------------------------
      All cash and cash equivalents represent cash in checking and demand savings accounts. Cash is held in several banks with no significant concentration of risk.

      Property and Equipment
      ----------------------
      Property and equipment acquisitions are recorded at cost.

      Depreciation is provided over the estimated useful life of each class of depreciable asset and is computed on the straight-line method. Equipment under capital leases is amortized on the straight-line method over the shorter period of the lease term or the estimated useful life of the equipment. Such amortization is included in depreciation and amortization in the financial statements.

      Income Taxes
      ------------
      Deferred income taxes are provided for the estimated income tax effect of timing differences between financial and taxable income.

      Investments in Partnerships
      ---------------------------
      Investment in a partnership is carried at the Company's equity in the partnership's net assets. The partnership was organized in 1968 to provide property sites for the hospital and medical centers. The two general partners, the Company and its president, own 26% each. The limited partners, consisting of local doctors, own the remaining 48%.

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION

      Self-insurance Program
      ----------------------
      The Hospital has elected to self-insure for health care benefits to its employees. Amounts charged to expense and transferred monthly to a trust fund to cover such claims are estimated using rates comparable to actual rates in the industry. Management believes that amounts provided are sufficient to cover claims and costs incurred through June 30, 1996. The rates used to determine the amounts charged to expense for claims and costs are adjusted periodically, as appropriate, to reflect actual experience. The Hospital has 100 percent insurance coverage for individual claim expenses in excess of $45,000 and for aggregate claim expenses in excess of $973,011.

      Health care benefit expense was approximately $1,190,238, $1,189,583 and $914,288 for the years ended June 30, 1996, 1995 and 1994, respectively.

      Use of Estimates
      ----------------
      Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at year-end and the reported amounts of revenues and expenses during the year.

      Reclassifications
      -----------------
      Certain   accounts  from  prior  years  financial   statements  have  been
      reclassified to be comparable with disclosure for the current year.

(2)   Net Patient Service Revenue
      ---------------------------
      The Hospital has agreements with third-party payors that provide for payments to the Hospital at amounts different from its established rates. A summary of the payment arrangements with major third-party payors follows:
      o Medicare. Inpatient acute care services rendered to Medicare program beneficiaries are paid at prospectively determined rates per discharge. These rates vary according to a patient classification system that is based on clinical, diagnostic, and other factors. Inpatient nonacute services, certain outpatient services, and defined capital and medical education costs related to Medicare beneficiaries are paid based on a cost reimbursement methodology.
            The Hospital is reimbursed for cost reimbursable items at a tentative rate with final settlement determined after submission of annual cost reports by the Hospital and audits thereof by the Medicare fiscal intermediary. The Hospital's classification of patients under the Medicare program and the appropriateness of their admission are subject to an independent review by a peer review organization under contract with the Hospital. The Hospital's Medicare cost reports have been audited by the Medicare fiscal intermediary through June 30, 1993.
      o Medicaid. Inpatient and outpatient services rendered to Medicaid program beneficiaries are reimbursed under a cost reimbursement methodology. The Hospital is reimbursed at a tentative rate with final settlement determined after submission of annual cost reports by the Hospital and audits thereof by the Medicaid fiscal intermediary. The Hospital's Medicaid cost reports have been audited by the Medicaid fiscal intermediary through June 30, 1993.
      o Blue Cross. Inpatient services rendered to Blue Cross subscribers are reimbursed at prospectively determined rates per day of hospitalization. The prospectively determined per-diem rates are not subject to retroactive adjustment.

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION

      The Hospital has also entered into payment agreements with certain commercial insurance carriers, health maintenance organizations, and preferred provider organizations. The basis for payment to the Hospital under these agreements includes prospectively determined rates per discharge, discounts from established charges, and prospectively determined daily rates.

      At June 30, 1996 and 1995, accounts receivable are primarily concentrated in federal and state governmental entities and other patients in which the Company does not believe there is any undue credit risk.


(3)   Investments
      -----------

      For the year ended June 30, 1995, the Company adopted Statement of Financial Accounting Standard No. 115 (SFAS 115), Accounting for Certain Investments in Debt and Securities. SFAS 115 requires that securities, which are available for sale, be recorded at their fair value. Unrealized holding gains and losses are reported in a separate component of shareholders' equity, net of tax effect, until realized. The total amount recorded in stockholder's equity was $1,026,809 of which $474,876 relates to the change in unrealized gain in securities for the current year, net of the income tax effect.

      Short-term investments at June 30, 1996 consists of the following:

                                           Fair     Unrealized  Unrealized
                                           Value       Gain        Loss
                                           -----       ----        ----

            Equity securities           $5,260,968  $1,680,334  $ (82,381)

      Gain or loss from sale of securities is based on specific identification of the securities sold. For the year ended June 30, 1996, realized gains and realized losses were $170,507 and $(56,921), respectively.



(4)   Capital Lease Obligations
      -------------------------

      A portion of the Hospital's equipment is leased under capital leases that expire at various dates through 1999. Property and equipment, at June 30, 1996 and 1995, respectively, includes the following amounts for property leased under capital leases:

                                                         1996            1995
                                                         ----            ----

            Equipment                              $1,374,581      $1,347,827
               Less accumulated amortization          774,850         502,610
                                                   ----------      ----------
                                                   $  599,731      $  845,217
                                                   ==========      ==========

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION

(4)   Capital Lease Obligations (continued)
      -------------------------------------

      Annual future minimum lease payments under capitalized leases at June 30, 1996 are as follows:

                        1997                                $294,008
                        1998                                 119,804
                        1999                                  25,985
                                                             -------

            Total minimum lease payments                     439,797
            Less amount representing interest                (36,216)
                                                             -------


            Present value of minimum lease payments          403,581
            Less current maturity                            276,660
                                                             -------
                                                            $126,921
                                                             =======

(5)   Net Patient Service Revenue
      ---------------------------

      Gross patient service revenue and related provision for contractual allowances for the years ended June 30 are summarized as follows:

                                             1996          1995          1994
                                             ----          ----          ----

      Gross patient service revenue     $ 40,617,321  $ 39,002,465  $ 38,120,076
         Less contractual allowances      13,807,912    13,638,180    13,929,013
                                        ------------  ------------  ------------

      Net patient service revenue       $ 26,809,409  $ 25,364,285  $ 24,191,063
                                        ============  ============  ============

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION

(6)   Income Taxes
      ------------

      At June 30, income tax expense consisted of the following:

                                                      1996
                                      --------------------------------------

                                       Federal      California        Total
                                       -------      ----------        -----

            Current                  $139,977      $  54,424       $194,401
            Deferred                   (8,447)        (3,798)       (12,245)
                                      -------        -------        -------

                                     $131,530      $  50,626       $182,156
                                      =======        =======        =======


                                                       1995
                                      --------------------------------------

                                       Federal      California        Total
                                       -------      ----------        -----

            Current                  $141,990     $   53,808       $195,798
            Deferred                  184,833         48,196        233,029
                                      -------        -------        -------

                                     $326,823       $102,004       $428,827
                                      =======        =======        =======


                                                       1994
                                      --------------------------------------

                                       Federal      California        Total
                                       -------      ----------        -----

            Current                  $124,720      $  56,088       $180,808
            Deferred                   30,502        (10,430)        20,072
                                      -------        -------        -------

                                     $155,222      $  45,658       $200,880
                                      =======        =======        =======


      Deferred tax expenses (credits) for 1996, 1995, and 1994 result from the following timing differences:

                                        1996           1995           1994
                                        ----           ----           ----

      California franchise tax      $  19,494      $  21,203      $  32,139
      Depreciation and amortization    26,532         38,112         89,605
      Allowance for bad debts            (229)       189,582        (43,885)
      Vacation accrual                (26,387)        (8,464)       (22,005)
      Gain on sale of investments     (49,099)            --             --
      Other                            17,444         (7,404)       (35,782)
                                      -------        -------        -------
                                    $ (12,245)      $233,029      $  20,072
                                      =======        =======        =======

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION

                    Notes to Financial Statements, concluded

      Recorded income tax expense differs from that computed by applying the statutory income tax rates for the following reasons:

                                               1996        1995        1994
                                               ----        ----        ----

      Computed tax at statutory rate        $175,785    $442,600    $304,761
      Increases (decreases) resulting from:
          California franchise tax           (13,671)    (32,548)    (22,063)
          Domestic dividend exclusion
             allowance                       (24,661)    (25,466)    (31,729)
          Cash surrender value                 8,063       4,620      (3,740)
          Prior year under (over) accrual     36,640      39,621     (46,349)
                                             -------     -------     -------

                                            $182,156    $428,827    $200,880
                                             =======     =======     =======

(7)   Preferred Stock
      ---------------

      The preferred stock provides for cumulative dividends of $2 per share per year. The stock has a redemption and liquidating value of $27.50 per share, plus dividends in arrears. Total redemption and liquidating value of the outstanding shares at June 30, 1996 and 1995, was $1,398,368 and $1,419,650, respectively. In the event of redemption, two shares of common stock can be issued for each share of preferred stock redeemed (if option is exercised by preferred stockholder). Redemption of the preferred stock, in total only, is at the option of the Company.

(8)   Income per Common Share
      -----------------------

      Income per common share, assuming no dilution, was computed by dividing the net income after deduction of preferred stock dividend requirements of $101,699, $103,247 and $103,536, by the weighted average number of common shares outstanding (234,846, 237,529 and 238,904) for 1996, 1995, and
      1994, respectively.

      Income per common share, assuming full dilution, was computed by dividing net income by the weighted average number of common shares outstanding, after redemption of preferred stock, (334,912, 339,726, 342,115) for 1996, 1995 and 1994, respectively. (Note 7)

(9)   Malpractice Insurance Arrangements
      ----------------------------------

      The Hospital maintains medical malpractice insurance coverage through a commercial insurance carrier on a claims-made basis. Under claims-made policies, all accidents reported to the insurer are covered. On the basis of the Hospital's current experience, neither an accrual for a potential extended period reporting policy, which could be necessary if the Hospital ceases to purchase claims-made coverage, nor an accrual for unreported incidents has been made.

(10)  401(k) Plan
      -----------

      The Plan is a defined contribution plan to which employees are permitted to make salary deferrals under the 401(k) provision. Such contributions are credited directly to their accounts. Based on the Plan document, the Employer can make discretionary contributions for the participants. No contribution was made for any of the three years ended June 30, 1996.

Item 9.  Changes in and disagreements with accountants on
-------  ------------------------------------------------
         Accounting and Financial Disclosure
         -----------------------------------

         None.

Item 10.    Directors and Executive Officers of the Registrant
--------    --------------------------------------------------



Name and principal occupation
during last five years            Since     Age    Office         Occupation
----------------------            -----     ---    ------         ----------
Lawrence V. Blashaw               1970      70     Director       President of
                                                                  Freight For-
                                                                  warding Co.


Charles F. Forbes, Attorney       1968      66     Secretary &    Attorney
Musick, Peeler & Garrett                           Director

Allen E. Shaw, President          1960      78     President &    President of
of the Company                                     Director       Company

Douglas A. Shaw, Vice President   1981      45     Vice President Hospital
(son of president)                                 & Director     Administrator

Richard J. Stanczak               1977      70     Director       Business
Business Consultant                                               Consultant

Michael Young, Controller         1978      48     Treasurer      Hospital
Administrator                                                     Controller

Scott L. Holmes, M.D.             1988      59     Director       Physician

Donald J. Krpan, D.O.             1988      60     Director       Dean of Students
                                                                  College of Medicine



Item 11. Executive Compensation
-------- ----------------------

         The following table sets forth the aggregate direct remuneration paid or accrued by the Company for services in all capacities for the fiscal year ended June 30, 1996, to each director and officer of the Company whose aggregate direct remuneration exceeded $100,000, and to all directors and officers (as a group) who were such at any time during the last fiscal year.

                                                  Cash and cash equivalent
                                                    forms of remuneration
                                                    ---------------------

Name of individual                               Salaries, fees,
or number of         Capacities in which         directors' fees    Insurance
persons in group     remuneration was received     and bonuses      benefits
----------------     -------------------------     -----------      --------

Allen E. Shaw        President and Chairman of      $100,000
                     the Board

Douglas A. Shaw      Vice President, Administrator    43,204           --

Michael Young        Treasurer and Controller of      64,500           --
                     Mad River Community Hospital

All other directors
   and officers as a
   group (5 persons)                                   6,700
                                                     -------

(8 persons)                                         $214,404
                                                     =======



Note: There was no contractual agreement with any directors regarding compensation, pensions, or stock option. Directors, from time to time, are compensated for attendance at meetings for their general administrative duties although there is no required payment. Total director compensation for 1996 was $6,700. There have not been any payments made to officers or directors for severance of relationship.

Item 12. Security Ownership of Certain
-------- -----------------------------
         Beneficial Owners and Management
         --------------------------------

         Owners of 5% or more of outstanding voting securities at June 30, 1996, were as follows:

                                                 Amount and
                                                  nature of
                                    Title of     beneficial           Percent
Name of beneficial owner              class      ownership           of class
------------------------              -----      ---------           --------

Allen E. Shaw Family                Common        118,079             50.6%
San Clemente, California            Preferred       2,327              4.6%


Arcata Hospital Corporation*        Common         20,898              8.9%
Palos Verdes Estates, California    Preferred      11,481             22.6%



Security ownership of management as a group
-------------------------------------------

All directors and officers as       Common        120,579             51.7%
   a group
All directors and officers as       Preferred       2,327              4.6%
   a group


Security ownership of management is as follows:
-----------------------------------------------

                                                         Number of shares
                                                         ----------------

         Name                                         Common      Preferred
         ----                                         ------      ---------

         Lawrence V. Blashaw                           2,500             --
         Allen E. Shaw Family                        118,079          2,327
                                                     -------        -------

                                                     120,579          2,327
                                                     =======        =======



*  Arcata Hospital Corporation is 98% owned by shareholders of the Company.

Item 13. Certain Relations and
-------- ---------------------
         Related Transactions
         --------------------

         None.

PART IV

Item 14.  Exhibits, Financial Statement
--------  -----------------------------
          Schedules and Reports on Form 8-K
          ---------------------------------

Page
----

(a)      (1) The following financial statements are included in Part II, Item 8:

           Report of Independent Auditors'

           Financial Statements:

              Balance Sheets
                 June 30, 1996 and 1995

              Statements of Income and Retained  Earnings  Years  ended June 30,
                 1996, 1995 and 1994

              Statements of Cash Flows -
                 Years ended June 30, 1996, 1995, and 1994

              Notes to Financial Statements

(2) The following financial schedules for the Years 1996, 1995, and 1994 are submitted herewith:

              Schedule I - Short-Term Investments

              Schedule V - Property, Plant & Equipment

              Schedule VI - Accumulated Depreciation and Amortization
                             of Property, Plant & Equipment

              Schedule VIII - Valuation and Qualifying Accounts


              All other schedules are omitted because they are not applicable or not required, or because the required information is included in the financial statements or notes hereto.

(3)     Exhibits included herein:

        Exhibit 27 - Financial Data Schedule (Electronic filing only).

(b) Registrant did not file any reports on Form 8-K during the quarter ended June 30, 1996.

                                  Schedule I

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION

                                   Investments

                    Years ended June 30, 1996, 1995 and 1994

                                                                     Amount at
                                                    Market value        which
                                                    of each issue    each issue
                                        Cost of       at balance     is carried
Name of Issuer                        each issue      sheet date      on books
--------------                        ----------      ----------      --------

1996:
     Equity securities                $3,663,015      $5,260,928      $5,260,928
                                      ==========      ==========      ==========


1995:
     Equity securities                $3,460,694      $4,380,582      $4,380,582
                                      ==========      ==========      ==========


1994:
     Money Market                     $  284,454      $  284,454      $  284,454
     Equity securities                 2,869,398       3,665,885       2,869,398
                                      ----------      ----------      ----------

                                      $3,153,852      $3,950,339      $3,153,852
                                      ==========      ==========      ==========

                                   Schedule V

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION

                          Property, Plant and Equipment

                    Years ended June 30, 1996, 1995 and 1994

                               Balance,
                               beginning    Additions                  Other Charges,     Balance,
                                of year      at cost      Retirements   add (deduct)     end of yr
                                -------      -------      -----------   ------------     ---------
1996:
     Land &
        Improvements        $    36,000    $    8,500                                 $     44,500
     Buildings                4,233,728                                                  4,233,728
     Equipment                5,158,618       601,497    $   32,245                      5,727,870
     Construction in
        progress                  1,674            --         1,674              --             --
                              ---------      --------       -------         -------      ---------

                            $ 9,430,020    $  609,997    $   33,919              --    $10,006,098
                              =========      ========       =======         =======      =========

1995:
     Land &
        Improvements        $   138,121                  $  102,121                    $    36,000
     Buildings                4,233,728                                                  4,233,728
     Equipment                8,066,583       830,047     3,750,400      $   12,388      5,158,618
     Construction in
        progress                     --        14,062            --         (12,388)         1,674
                              ---------      --------     ---------         -------      ---------

                            $12,438,432     $ 844,109    $3,852,521              --    $ 9,430,020
                              =========      ========     =========         =======      =========

1994:
     Land &
        Improvements        $   138,121                                                $   138,121
     Buildings                4,198,149                                  $   35,579      4,233,728
     Equipment                6,902,239    $1,164,344            --              --      8,066,583
     Construction in
        progress                 27,176         8,403                       (35,579)            --
                              ---------      --------       -------         -------      ---------

                            $11,265,685    $1,172,747            --              --    $12,438,432
                              =========     =========       =======         =======      =========

                                   Schedule VI

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION

                    Accumulated Depreciation and Amortization
                        of Property, Plant and Equipment

                    Years ended June 30, 1996, 1995, and 1994

                                Balance,                                      Balance,
                                beginning                                        end
                                 of year        Provision     Retirements      of year
                                 -------        ---------     -----------      -------
1996:
       Buildings               $2,195,915     $  209,321                     $2,405,236
       Equipment                2,751,338        886,142     $   32,245       3,605,235
       Improvements                    --            283             --             283
                                 --------       --------       --------        --------

           Total               $4,947,253     $1,095,746     $   32,245      $6,010,754
                                 ========       ========       ========        ========


1995:
       Buildings               $2,007,448     $  188,467                     $2,195,915
       Equipment                5,669,708        832,030     $3,750,400       2,751,338
       Improvements               102,121             --        102,121              --
                                 --------       --------       --------        --------

           Total               $7,779,277     $1,020,497     $3,852,521      $4,947,253
                                 ========       ========       ========        ========


1994:
       Buildings               $1,799,313     $  208,135                     $2,007,448
       Equipment                5,032,874        636,834             --       5,669,708
       Improvements               102,121             --                        102,121
                                 --------       --------       --------        --------

           Total               $6,934,308     $  844,969             --      $7,779,277
                                 ========       ========       ========        ========


                                  Schedule VII

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION

                        Valuation and Qualifying Accounts

                    Years ended June 30, 1996, 1995, and 1994


                      Balance,     Charged     Charged                Balance,
                      beginning      to       to other                   end
                       of year     income     accounts   Deductions    of year
                       -------     ------     --------   ----------    -------

Allowance for
   doubtful receivables:

     1996              $217,709  $5,804,777              $5,819,836    $202,650
     1995               655,845   4,669,157               5,107,293    $217,709
     1994               554,494   3,914,061               3,812,710     655,845

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                      AMERICAN HOSPITAL MANAGEMENT CORPORATION



                                      By: /s/ Allen E. Shaw
                                         ---------------------------------------
                                              Allen E. Shaw, President


                                      Date: 12-27-96
                                           -------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the principal Executive Officer, principal Financial Officer, Secretary and majority of Board Members on behalf of the Registrant and in the capacities and on the dates indicated:


      Signature                        Capacity                        Date
      ---------                        --------                        ----


/s/ Allen E. Shaw                      President and Director        12-27-96
-------------------------
Allen E. Shaw



/s/ Charles F. Forbes                  Secretary and Director        12-27-96
--------------------------
Charles F. Forbes



                                       Treasurer and Chief
/s/ Michael J. Young                   Accounting Officer            12-27-96
--------------------------
Michael J. Young

/s/ Donald J. Krpan                    Director                      12-27-96
--------------------------
Donald J. Krpan


/s/ Doug Shaw                          Director                      12-27-96
--------------------------
Doug Shaw