Form 10-K
period 1997-06-30
AMERICAN HOSPITAL MANAGEMENT CORP
filed 1998-04-20
CIK 5197

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

Date of Report      June 30, 1997      Commission file number          0-2751
                    -------------                                      ------

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)

           CALIFORNIA                                         95-1861243
-------------------------------                         -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification No.)

P.O. Box 1116
Arcata, California                                               95521
------------------                                            ----------
(Address of principal executive                               (Zip Code)
offices)

Registrant's telephone number, including area code:   (707) 839-8474
Securities registered pursuant to Section 12(b) of the Act:

                                            Name of each exchange on
      Title of each class                      which registered
      -------------------                   ------------------------

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

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes______  No   X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. Yes_____________ No   X

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

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of share outstanding of each of the registrant's classes of common stock as of the latest practicable date (228,057 at June 30, 1997).

Total number of pages, including cover - 35

PART 1

Item 1.           Business
------            --------

                  The primary business of the Company is the operation and ownership of Mad River Community Hospital (the Hospital) and satellite clinics, located in the Humboldt County area of Northern California.

                  Over the last several years the Company has expanded the scope of services offered by the Hospital to include advanced ancillary service departments used by physicians practicing in the rural service area. As a result of the ongoing expansion of facilities and services, the Hospital continues to recruit new physicians to provide the added care as well as to replace physicians who are retiring from active practice. The Hospital's service area on the north coast is experiencing the highest rate of growth in the county and is especially attractive to physicians who want to live and work in a community with high family values.

                  The nearest competition to the Hospital is in Eureka (approximately 12 miles south) where two acute care facilities are located. Management of the Hospital feels that as long as it maintains a strong position in providing a full scope of health care services, the facilities located in Eureka will have less of a negative impact on Hospital use or occupancy. For this reason, the Hospital organized two out-patient clinics, one in-house clinic and one clinic in the outlying community thereby maintaining the Hospital's presence in the service area. New buildings are planned for those departments still housed in mobile facilities adjacent to the Hospital. The business department has been moved to a new permanent location. The area will be used for the expansion of the adult day health care building. In addition, a cath-lab is in the final process of being approved for installation in the Hospital. An MRI is on order and is expected to be operating adjacent to the Hospital by early 1998.

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

Item 2.           Properties
------            ----------

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

                  Adult Day Health Care of Mad River , a separate not-for-profit organization, is operating an adult day health care facility in a building adjacent to and owned by Mad River Community Hospital. Michael Young, Controller of the Company, is functioning as Adult Day Health Care's Administrator and performs minimal accounting services for the organization. To meet the growing demands for this service, the existing building will be expanded. This entity will continue to lease the facility from the Hospital.

Item 3.           Legal Proceedings
------            -----------------
                  None.

Item 4.           Submission of Matters to Vote of Security Holders
------            -------------------------------------------------

                  There were no matters submitted to a vote by the security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.           Market for the Registrant's Common Stock and Related Security
------            --------------------------------------------------------------
                  Holder Matters
                  --------------

                  There is no market for the registrant's stock. There are approximately 415 shareholders at June 30, 1997. No dividends were paid on common stock during the three years ended June 30, 1997. The Company is current on paying all cumulative preferred stock dividends.

Item 6.           Selected Financial Data
------            -----------------------

                                                              Year ended June 30
                                ----------------------------------------------------------------------------
                                1997              1996              1995              1994              1993
                                ----              ----              ----              ----              ----
Total operating
revenue, net              $21,843,882       $21,421,707        $21,148,254        $20,671,387      $19,218,602

Net income                    200,588           223,815            593,342            502,956          387,436

Primary earnings
per share                         .45               .52               2.06               1.67             1.18

Fully diluted
earnings per share                .62               .67               1.75               1.47             1.13

Cash dividends per
common share                       --                --                 --                 --               --

Total assets               20,342,679        20,557,286         19,800,615         18,325,512       16,995,552

Long-term debt                206,932           403,581            803,248            861,648          809,411

Working capital             8,542,725         7,851,133          7,165,927          6,010,324        6,265,004

Redeemable
preferred stock                48,334            50,850             51,623             51,768           51,900

Stockholders'
equity                     15,060,535        14,633,038         14,077,102         13,040,598       12,636,033



Item 7            Management's Discussion and Analysis of
------            Financial Condition and Results of Operations
                  ---------------------------------------------

                                            1997
                                            ----
                  Results of Operations
                  ---------------------

                  Hospital revenues increased slightly during 1997 as the Hospital continues to expand services to encourage use. Use of outpatient services increased, and there was a small rate increase. Patient revenue totaled $41,030,000 in 1997 compared to $40,617,000 in 1996, a 1% increase of $413,000.

                  Contractual allowances totaled $15,147,000 in 1997 compared to $13,808,000 in 1996, a 10% increase. Government regulatory agencies attempt to reimburse the Hospital based on cost of services. But, as the government continues its efforts to cut back on rising health care payments, the actual reimbursement to the Hospital continues to decrease as evidenced by the large increase in contractual allowances. At times the Hospital is unable to even recoup costs on Medicare patients under the current methodology of reimbursement. Medi-Cal has also imposed certain limitations that negatively impacted the amount the Hospital is reimbursed for MediCal patients.

                  Operating costs and expenses were $27,145,000 compared to $27,928,000 in 1996, a 3% decrease. Operating costs actually increased $524,000 while the provision for bad debts decreased by $1,309,000, resulting in the combined decrease of 3%. The Hospital has concentrated efforts in the collection of receivables resulting in less accounts being written off.

                  The continued reduction in third-party reimbursement is a major contributing factor to the 1997 operating loss of $805,000. Net income, after investment income was $201,000 in 1997 compared to $224,000 in 1996.

                  Over the years, as the Company incurs more contractual allowances and uncollectible accounts, results from operations have suffered. The Company continues to enjoy good returns on its investments to help maintain a net profit. For the current year, sales of investments resulted in gains of $125,000, while total investment income was $990,000. As discussed in
                  Item 1, the Company continues to expand operations to maintain a competitive edge in a continuing ever changing health care environment. All construction projects, considered necessary to maintain operations, will be completed without negative impact on the financial statements.

                  The purpose of these projects is to keep the users of the Hospital in their primary service area when health care is required, thereby enhancing the Hospital's inpatient service occupancy. By so doing, it is anticipated that operations will improve, even though the continued burden of government contractual agreements to provide health care, sometimes below cost, is being further complicated by the introduction of managed care contracts in the Humboldt County area.

                                            1997 continued
                                            --------------


                  Liquidity and Capital Resources
                  -------------------------------

                  The Company's financial condition remains very strong with substantial investments, strong liquidity and minimal debt. The cash and liquid investments are being maintained to subsidize Hospital operations, finance needed construction and increased services at Mad River Community Hospital. Currently, the Company has approximately $6,438,000 in cash and short-term investments. As previously noted, some of these investments, as determined by management, will be used to fund needed expansion.

                  Cash provided by operating and investing activities continue to fund investing activities, the largest of which is the purchase of real estate, property and equipment, which totaled $706,000 in 1997. As the long-term debt relates only to the acquisition of major equipment, cash required for financing activities remains relatively low.

                  As discussed in Item I, government regulations, as well as managed care contract agreements, may continue to negatively impact operations. Management is unable to estimate any potential negative impact of forthcoming laws or regulations. Management believes that long-term key employees approve of the working conditions at the Hospital and have proven their ability to keep the Hospital staffed under difficult conditions.

                  Inflation
                  ---------

                  The inflation rate affecting costs has remained relatively low, approximately 5%, over the last three years. This moderate rate contributes to the Hospital's success in maintaining a moderate increase in costs from year to year.

                  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                  ---------------------------------------------

                                          1996
                                          ----

                  Results of Operations
                  ---------------------

                  Hospital revenues increased slightly during 1996 as the hospital continues to expand services to encourage use. Use of outpatient services increased, and there was a small rate increase. Patient revenue totaled $40,617,000 in 1996 compared to $39,002,000 in 1995, a 4% increase of $1,615,000.

                  Contractual allowances totaled $13,808,000 in 1996 compared to $13,638,000 in 1995, only a 1% increase. Government regulatory agencies attempt to reimburse the hospital based on the cost of services rendered. As the government continues its efforts to cut back on rising health care costs, the actual reimbursement continues to decrease and the Hospital is unable to even recoup costs on many Medicare patients. Medi-Cal has also imposed certain limitations (discharge and Maximum Inpatient Reimbursement Liability) that have adversely affected reimbursements. As discussed in the next paragraph, the result of these continuing cuts is to increase the provision for bad debts.

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

                  The purpose of these projects is to keep the users of the Hospital in their primary service area close to the Hospital and medical staff members, thereby enhancing the Hospital's inpatient service occupancy. By so doing, it is anticipated that operations will improve, even though the continued burden of government contractual agreements to provide health care, sometimes below cost, is being further complicated by the introduction of managed care contracts in the Humboldt County area.
                                      -10-

                                 1996 continued
                                 --------------

                  Liquidity and Capital Resources
                  -------------------------------

                  The Company's financial condition remains very strong with substantial investments, strong liquidity and minimal debt. The cash and liquid investments are being maintained to subsidize Hospital operations, finance needed construction and increased services at Mad River Community Hospital. Currently, the Company has approximately $6,187,000 in cash and short-term investments. As previously noted, some of these investments, as determined by management, will be used to fund needed expansion.

                  Cash provided by operating and investing activities continue to fund investing activities, the largest of which is the purchase of real estate, property and equipment, which totaled $608,400 in 1996. As the long-term debt relates only to the acquisition of major equipment, cash required for financing activities remains relatively low.

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

 Item 8.          Financial Statements and Supplementary Data
 ------           -------------------------------------------

                              FINANCIAL STATEMENTS
                              --------------------


                  Description                                        Page
                  -----------                                        ----

Independent Auditors' Report                                            14

Financial Statements:

         Balance Sheets - June 30, 1997 and 1996                     15-16

         Statements of Income -
           Years ended June 30, 1997, 1996 and 1995                     17

         Statements of Stockholders' Equity
           Years ended June 30, 1997, 1996 and 1995                     18

         Statements of Cash Flows -
           Years ended June 30, 1997, 1996 and 1995                  19-20

         Notes to Financial Statements                               21-27

Item 14.  Exhibits, Financial Statement, Schedules
            and Reports on Form 8-K                                     33

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION

                   Annual Report for Corporations - Form 10-K
                       Years ended June 30, 1997 and 1996


                              Financial Statements,
                     Supplementary Data and Auditors' Report

                          Independent Auditors' Report
                          ----------------------------


         The Board of Directors
         American Hospital Management Corporation


         We have audited the accompanying balance sheets of American Hospital Management Corporation as of June 30, 1997 and 1996, and the related statements of income, stockholders' equity, and cash flows and the supporting financial statement schedules as listed in the accompanying index at Item 14, for the years ended June 30, 1997, 1996 and 1995. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Hospital Management Corporation at June 30, 1997 and 1996, and the results of its operations and its cash flows for the years ended June 30, 1997, 1996 and 1995 in conformity with generally accepted accounting principles, and the supporting financial statement schedules as listed in the accompanying index at Item 14, when considered in relation to the basic financial statements taken as a whole, in our opinion, present fairly in all material respects, the information set forth therein.


                                                             K.C. Miller, CPA

         West Covina, California
         September 26, 1997

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                                 Balance Sheets
                             June 30, 1997 and 1996

                           Assets
                                                                               1997                     1996
                                                                               ----                     ----
Current assets:
         Cash and cash equivalents ($425,000 held
          as security for a letter of credit in 1997)                 $      505,027             $     925,843
         Investments                                                       5,933,303                 5,260,968
         Receivables:
              Patients, net of estimated uncollectibles
                of $285,055 and $202,650, in 1997
                and 1996, respectively                                     6,046,298                 6,231,306
              Other                                                          350,429                   290,028
         Supplies, at lower of cost
           (first-in, first-out) or market                                   852,654                   855,334
         Prepaid expenses                                                    108,207                    84,981
                                                                        ------------             -------------

                  Total current assets                                    13,795,918                13,648,460
                                                                        ------------             -------------
Deferred income taxes                                                        432,702                   478,107
                                                                        ------------             -------------

Investments and other assets:
         Real estate held for investment, at cost, net
           of $307,476 and $268,071 accumulated
           depreciation in 1997 and 1996, respectively                     1,935,397                 1,974,803
         Investments in partnerships                                          87,429                    87,086
         Cash surrender value of life insurance                              287,270                   227,270
         Other                                                               113,275                   146,216
                                                                        ------------             -------------
                                                                           2,423,371                 2,435,375
                                                                        ------------             -------------
Property and equipment, at cost:
         Land and improvements                                                44,500                    44,500
         Buildings                                                         4,233,728                 4,233,728
         Equipment                                                         6,314,556                 5,727,870
         Construction in progress                                            158,879                        --
                                                                        ------------             -------------
                                                                          10,751,663                10,006,098
         Less accumulated depreciation and
           amortization                                                    7,060,975                 6,010,754
                                                                        ------------             -------------

                                                                           3,690,688                 3,995,344
                                                                        ------------             -------------

                                                                         $20,342,679               $20,557,286
                                                                        ============             =============

(continued)
The accompanying notes are an integral part of these financial statements.

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                           Balance Sheets (concluded)
                             June 30, 1997 and 1996

                  Liabilities and Stockholders' Equity
                  ------------------------------------
                                                                              1997                       1996
                                                                              ----                       ----
Current Liabilities:
     Current maturities of long-term debt                              $      177,981             $     276,660
     Accounts payable and accrued expenses:
         Trade                                                                973,944                   562,306
         Accrued liabilities                                                1,764,500                 1,802,106
         Estimated third-party payor settlements                              721,754                 1,823,149
     Income taxes:
         Current                                                               30,502                        --
         Deferred                                                           1,584,512                 1,333,106
                                                                          -----------               -----------

                  Total current liabilities                                 5,253,193                 5,797,327
                                                                          -----------               -----------

Long-term debt, less current maturities                                        28,951                   126,921
                                                                          -----------               -----------

Stockholders' equity:
     $2  cumulative preferred stock, par value
         $1 per share; authorized 100,000 shares;
         issued 65,270.82 shares; reacquired
         16,937.28 and 14,421.08 shares; outstanding
         48,333.54 and 50,849.74 shares; aggregate
         redemption and liquidating value of $1,329,172
         and $1,398,368 at June 30, 1997 and 1996,
         respectively                                                          48,334                   50,850
     Common stock, par value $1.00 per share;
         authorized 400,000 shares, issued
         249,051 shares, reacquired 20,994 and
         15,838 shares; outstanding - 228,057 and
         233,123 shares at June 30, 1997 and 1996,
         respectively                                                         228,057                  233,213
     Additional paid-in capital                                               194,427                  296,210
     Unrealized holdings gains, net, for investments                        1,455,544                1,026,809
     Retained earnings                                                     13,134,173               13,025,956
                                                                           ----------               ----------

                  Total stockholders' equity                               15,060,535               14,633,038
                                                                           ----------               ----------

                                                                          $20,342,679              $20,557,286
                                                                           ==========               ==========

   The accompanying notes are an integral part of these financial statements.

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                              Statements of Income
                    Years ended June 30, 1997, 1996, and 1995

                                                                 1997                1996                1995
                                                                 ----                ----                ----
Net patient service revenue                                   $   25,883,197       $26,809,409      $25,364,285

Other revenue                                                        456,549           417,075          453,126
                                                                ------------     -------------    -------------

                  Total operating revenue                         26,339,746        27,226,484       25,817,411
                                                                ------------     -------------    -------------

Operating costs and expenses:
     Professional care of patients                                13,730,083        13,462,486       12,984,368
     General services                                              2,588,394         2,734,438        2,426,633
     Administrative services                                       3,388,734         2,989,859        2,759,002
     Employee health and welfare                                   1,459,831         1,318,048        1,322,370
     Medical malpractice insurance                                   382,619           406,630          430,435
     Interest                                                         48,775            76,290           97,401
     Depreciation and amortization                                 1,050,221         1,135,152        1,059,902
     Provision for bad debts                                       4,495,864         5,804,777        4,669,157
                                                                ------------     -------------    -------------
                  Total operating costs and expenses              27,144,521        27,927,680       25,749,268
                                                                ------------     -------------    -------------

                  (Loss) income from operations                     (804,775)         (701,196)          68,143
                                                                ------------     -------------    -------------
Other income:
     Investment income                                               990,102         1,076,148          944,052
     Other                                                            36,418            31,019            9,974
                                                                ------------     -------------    -------------
                                                                   1,026,520         1,107,167          954,026
                                                                ------------     -------------    -------------
Income before provision for income taxes                             221,745           405,971        1,022,169
     Provision for income taxes                                       21,157           182,156          428,827
                                                                ------------     -------------    -------------

                  Net income                                   $     200,588     $     223,815      $   593,342
                                                               =============     =============    =============


Primary earnings per share                                     $         .45     $         .52      $      2.06
                                                               =============     =============    =============

Fully diluted earnings per share                               $         .62     $         .67      $      1.75
                                                               =============     =============    =============


The accompanying notes are an integral part of these financial statements.

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                    Years ended June 30, 1997, 1996 and 1995

                                                                 1997                1996               1995
                                                                 ----                ----               ----
Stockholders' Equity:

     Cumulative Preferred Stock
       Beginning balance                                      $       50,850    $       51,623   $       51,768
          Reacquired stock                                             2,516               773              145
                                                              --------------    --------------  ---------------
       Ending balance                                                 48,334            50,850           51,623
                                                              --------------    --------------  ---------------

     Common Stock
       Beginning balance                                             233,213           236,479          238,579
          Reacquired stock                                             5,156             3,266            2,100
                                                              --------------    --------------  ---------------
       Ending balance                                                228,057           233,213          236,479
                                                              --------------    --------------  ---------------

     Additional paid-in-capital
       Beginning balance                                             296,210           340,912          356,150
          Reacquired stock                                           101,783            44,702           15,238
                                                              --------------    --------------  ---------------
       Ending balance                                                194,427           296,210          340,912
                                                              --------------    --------------  ---------------

     Unrealized holdings gains, net, for investments
       Beginning balance                                           1,026,809           551,933                0
          Increase in unrealized holdings gains                      428,735           474,876          551,933
                                                              --------------    --------------  ---------------
       Ending balance                                              1,455,544         1,026,809          551,933
                                                              --------------    --------------  ---------------

     Retained Earnings
       Beginning balance                                          13,025,956        12,896,155       12,394,101
          Net income                                                 200,588           223,815          593,342
          Cash dividends paid on preferred stock                     (92,371)          (94,014)         (91,288)
                                                              --------------    --------------  ---------------
       Ending balance                                             13,134,173        13,025,956       12,896,155
                                                              --------------    --------------  ---------------

         Total Stockholders' equity                              $15,060,535       $14,633,038      $14,077,102
                                                              ==============    ==============  ===============


The accompanying notes are an integral part of these financial statements.

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                            Statements of Cash Flows
                    Years ended June 30, 1997, 1996 and 1995

                                                                     1997              1996             1995
                                                                     ----              ----             ----
Cash flows from operating activities:
     Cash received from patients
       and third-party payors                                    $20,927,495       $22,245,219      $20,398,950
     Cash paid to employees and suppliers                        (21,256,175)      (21,312,243)     (19,638,638)
     Investment income received                                      934,579         1,025,397          666,219
     Interest paid                                                  ( 48,775)          (76,290)         (97,401)
     Income taxes, net change                                         20,332          (412,073)        (225,467)
                                                               -------------      ------------     ------------
              Net cash provided by
                operating activities                                 577,456         1,470,010        1,103,663
                                                               -------------      ------------     ------------

Cash flows from investing activities:
     Purchase of real estate held for investment, net                      -          (127,135)               -
     Distributions from partnerships                                       -                 -          132,424
     Purchase of property and equipment, net                        (706,159)         (608,324)        (844,109)
     Proceeds from sale of short-term investments                  2,433,022         2,381,529        1,983,228
     Purchase of short-term investments                           (2,691,259)       (2,356,870)      (2,119,134)
     Other                                                           (60,401)         (110,286)         (20,596)
                                                               -------------      ------------     ------------
              Net cash used in investing activities               (1,024,797)         (821,086)        (868,187)
                                                               -------------      ------------     ------------

Cash flows from financing activities:
     Proceeds from issuance of long-term debt                        121,216                -           336,766
     Principal reductions of long-term debt                         (317,865)         (399,667)        (395,166)
     Dividends paid                                                  (92,371)          (94,014)         (91,288)
     Payments for reacquired stock                                  (109,455)          (48,741)         (17,483)
                                                               -------------      ------------     ------------
              Net cash used by financing activities                 (398,475)         (542,422)        (167,171)
                                                               -------------      ------------     ------------

Net (decrease) increase in cash and cash equivalents                (845,816)          106,502           68,305
Cash and cash equivalents, beginning of year                         925,843           819,341          751,036
                                                               -------------      ------------     ------------
Cash and cash equivalents, end of year, unrestricted           $      80,027      $    925,843     $    819,341
                                                               =============      ============     ============
Supplemental schedule of non-cash investing
 activities:
     Increase in fair value of investments                     $     714,559      $    791,459     $    919,888
     Increase in deferred taxes                                     (285,824)         (316,583)        (367,955)
                                                               -------------      ------------     ------------

     Increase in unrealized holding gains                      $     428,735      $    474,876     $    551,933
                                                               =============      ============     ============


The accompanying notes are an integral part of these financial statements.

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                      Statements of Cash Flows (concluded)
                    Years ended June 30, 1997, 1996 and 1995


                                                                     1997              1996             1995
                                                                     ----              ----             ----
Reconciliation of net income to net cash
  provided by operating activities:
Net income                                                      $   200,588      $    223,815     $    593,342
Adjustments to reconcile net income to net
     cash provided by operating activities:
         Depreciation and amortization                            1,083,162         1,169,924        1,092,844
         Partnership income                                            (343)           (2,957)        (149,813)
         Gain on sale of investments                               (124,539)         (113,586)        (170,936)
         Increase in cash surrender value                           (60,000)          (18,621)         (21,924)

Change in assets and liabilities:
         (Decrease) increase in patient receivables, net            185,008           (53,082)        (385,725)
         (Decrease) increase in third-party payors, net          (1,101,395)          876,594         (363,579)
         (Decrease) increase in income taxes, net                    41,489          (229,917)         203,361
         (Decrease) increase in supplies                              2,680            31,842         (100,581)
          Decrease in prepaid expenses                              (23,226)          (19,295)          (1,893)
         (Increase) decrease in trade accounts payable              411,638          (576,265)         189,208
         (Decrease) increase in accrued expenses, net               (37,606)          181,558          219,359
                                                                -----------      ------------     ------------

Net cash provided by operating activities                       $   577,456      $  1,470,010     $  1,103,663
                                                                ===========      ============     ============


The accompanying notes are an integral part of these financial statements.

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                          Notes to Financial Statements
                          June 30, 1997, 1996 and 1995

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

         Statement of Revenue and Expenses
         ---------------------------------
         Transactions deemed by management to be ongoing, major or central to the provision of health care services are reported as revenues and expenses. Peripheral or incidental transactions are reported as other income, net.

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

         Income Taxes
         ------------
         Deferred income taxes are provided for the estimated income tax effect of temporary differences between financial and taxable income.

         Investments in Partnership
         --------------------------
         Investment in a partnership is carried at the Company's equity in the partnership's net assets. The partnership was organized in 1968 to provide property sites for the hospital and medical centers. The two general partners, the Company and its president, own 26% each. The limited partners, consisting of local doctors, own the remaining 48%.

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                    Notes to Financial Statements, continued

         Self-insurance Program
         ----------------------
         The Hospital has elected to self-insure for health care benefits to its employees. Amounts charged to expense and transferred monthly to a trust fund to cover such claims are estimated using rates comparable to actual rates in the industry. Management believes that amounts provided are sufficient to cover claims and costs incurred through June 30, 1997. The rates used to determine the amounts charged to expense for claims and costs are adjusted periodically, as appropriate, to reflect actual experience. The Hospital has 100 percent insurance coverage for individual claim expenses in excess of $45,000 and for aggregate claim expenses in excess of $1,459,187.

         Health care benefit expense was approximately $1,459,831, $1,318,048 and $1,322,370 for the years ended June 30, 1997, 1996 and 1995, respectively.

         Use of Estimates
         ----------------
         Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at year-end and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.

         Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument; they are subjective in nature and involve uncertainties, matters of judgment and, therefore, cannot be determined with precision. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular instrument. Changes in assumptions could significantly affect the estimates.

         Since the fair value is estimated as of June 30, 1997, the amounts that will actually be realized or paid at settlement of the instruments could be significantly different.

         The carrying amount of cash and cash equivalents is assumed to be the fair value because of the liquidity of these instruments. Accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these instruments. The recorded balance of notes payable are assumed to be the fair value since the rates specified in the notes approximate current market rates.

         Reclassifications
         -----------------
         Certain accounts from prior years financial statements have been reclassified to be comparable with disclosure for the current year.

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                    Notes to Financial Statements, continued

(2)      Net Patient Service Revenue
         ---------------------------
         The Hospital has agreements with third-party payors that provide for payments to the Hospital at amounts different from its established rates. A summary of the payment arrangements with major third-party payors follows:

              * Medicare. Inpatient acute care services rendered to Medicare program beneficiaries are paid at prospectively determined rates per discharge. These rates vary according to a patient classification system that is based on clinical, diagnostic, and other factors. Inpatient nonacute services, certain outpatient services, and defined capital and medical education costs related to Medicare beneficiaries are paid based on a cost reimbursement methodology. The Hospital is reimbursed for cost reimbursable items at a tentative rate with final settlement determined after submission of annual cost reports by the Hospital and audits thereof by the Medicare fiscal intermediary. The Hospital's classification of patients under the Medicare program and the appropriateness of their admission are subject to an independent review by a peer review organization under contract with the Hospital. The Hospital's Medicare cost reports have been audited by the Medicare fiscal intermediary through June 30, 1994.

              * Medicaid. Inpatient and outpatient services rendered to Medicaid program beneficiaries are reimbursed under a cost reimbursement methodology. The Hospital is reimbursed at a tentative rate with final settlement determined after submission of annual cost reports by the Hospital and audits thereof by the Medicaid fiscal intermediary. The Hospital's Medicaid cost reports have been audited by the Medicaid fiscal intermediary through June 30, 1995.

              * Blue Cross. Inpatient services rendered to Blue Cross subscribers are reimbursed at prospectively determined rates per day of hospitalization. The prospectively determined per-diem rates are not subject to retroactive adjustment.

         The Hospital has also entered into payment agreements with certain commercial insurance carriers, health maintenance organizations and preferred provider organizations. The basis for payment to the Hospital under these agreements includes prospectively determined rates per discharge, discounts from established charges and prospectively determined daily rates.

         At June 30, 1997 and 1996, accounts receivable are primarily concentrated in federal and state governmental entities and other patients in which the Company does not believe there is any undue credit risk.

(3)      Investments
         -----------
         For the year ended June 30, 1995, the Company adopted Statement of Financial Accounting Standard No. 115(SFAS 115), Accounting for Certain Investments in Debt and Securities, SFAS 115 requires that securities, which are available for sale, be recorded at their fair value. Unrealized holding gains and losses are reported in a separate component of stockholders' equity, net of tax effect, until realized. The total amount recorded in stockholders' equity was $1,455,544 of which $403,400 relates to the change in unrealized gain in securities for the current year, net of the income tax effect.

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                    Notes to Financial Statements, continued


         Short term investments at June 30, 1997 and 1996 consist of the following:
                                                     1997              1996
                                                     ----              ----
                           Equity securities:
                               Fair Value            $5,933,303     $5,260,968
                               Unrealized Gain       $2,466,856     $1,680,334
                               Unrealized Loss       $  (40,950)    $  (82,381)

         Gain or loss from sale of securities is based on specific identification of the securities sold. For the year ended June 30, 1997 and 1996, realized gains and realized losses were $327,314 and $(202,775), and $170,507 and $(56,921), respectively.

(4)      Capital Lease Obligations
         -------------------------
         A portion of the Hospital's equipment is leased under capital leases that expire at various dates through 1999. Property and equipment, at June 30, 1997 and 1996, respectively, includes the following amounts for property leased under capital leases:
                                                           1997       1996
                                                           ----       ----
                  Equipment                          $ 1,495,799    $1,374,581
                    Less accumulated amortization      1,061,888       774,850
                                                       ---------    ----------
                                                     $   433,911    $  599,731
                                                      ==========    ==========

         Amortization expense on capitalized leases for the years ended June 30, 1997, 1996 and 1995 totaled $287,038, $272,240 and $235,889, respectively.

         Annual future minimum lease payments under capitalized leases at June 30, 1997 are as follows:

                                                     1998             $ 189,736
                                                     1999                23,984
                                                     2000                 6,940
                                                                      ---------
                  Total minimum lease payments                          220,660
                  Less amount representing interest (5.5% to 10.75%)    (13,728)
                                                                      ---------
                  Present value of minimum lease payments               206,932
                  Less current maturity                                 177,981
                                                                      ---------
                                                                      $  28,951
                                                                      =========

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                    Notes to Financial Statements, continued

(5)      Net Patient Service Revenue
         ---------------------------

         Gross patient service revenue and related provision for contractual allowances for the years ended June 30, are summarized as follows:

                                                1997               1996             1995
                                                ----               ----             ----
         Gross patient service revenue       $41,030,222     $ 40,617,321     $39,002,465
              Less contractual allowances     15,147,025       13,807,912      13,638,180
                                             -----------     ------------     -----------
         Net patient service revenue         $25,883,197     $ 26,809,409     $25,364,285
                                             ===========     ============     ===========

(6)      Income Taxes

         At June 30, income tax expense consisted of the following:

                                                           1997
                                         ------------------------------------
                                           Federal     California      Total
                                           -------     ----------      -----

                  Current                $  48,502     $  33,995     $  82,497
                  Deferred                 (38,344)      (22,996)      (61,340)
                                         ---------     ---------     ---------
                                         $  10,158     $  10,999     $  21,157
                                         =========     =========     =========


                                                           1996
                                         ------------------------------------
                                           Federal     California      Total
                                           -------     ----------      -----

                  Current                  $139,977     $  54,424     $194,401
                  Deferred                   (8,447)       (3,798)     (12,245)
                                           --------     ---------    ---------
                                           $131,530     $  50,626     $182,156
                                           ========     =========    =========

                                                           1995
                                         ------------------------------------
                                             Federal    California       Total
                                             -------    ----------       -----

                  Current                  $141,990     $ 53,808       $195,798
                  Deferred                  184,833       48,196        233,029
                                           --------     --------      ---------
                                           $326,823     $102,004       $428,827
                                           ========     ========      =========

         Deferred tax expenses (credits) for 1997, 1996, and 1995 result from the following temporary differences:
                                                1997       1996          1995
                                                ----       ----          ----

         California franchise tax          $  16,095    $  19,494     $  21,203
         Depreciation and amortization       (67,878)      26,532        38,112
         Allowance for bad debts             (35,681)        (229)      189,582
         Vacation accrual                     33,937      (26,387)       (8,464)
         Other                                (7,813)     (31,655)       (7,404)
                                           ---------    ---------    ----------
                                           $ (61,340)   $ (12,245)     $233,029
                                           =========    =========    ==========

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                    Notes to Financial Statements, continued

         In addition, deferred tax liability is recorded in the balance sheet, resulting from the change in unrealized holdings for investments. The increase in deferred income taxes for the years ended June 30, 1997 and 1996 was $235,471 and $270,219, respectively.

         Recorded income tax expense differs from that computed by applying the statutory income tax rates for the following reasons:

                                                     1997             1996        1995
                                                     ----             ----        ----
         Computed tax at statutory rate           $  95,866     $  175,785     $ 442,600
         Increases (decreases) resulting from:
            California franchise tax                 (5,691)       (13,671)      (32,548)
            Domestic dividend exclusion
               allowance                            (37,056)       (24,661)      (25,466)
            Cash surrender value                    (22,260)         8,063         4,620
            Prior year (over) under accrual         ( 9,702)        36,640        39,621
                                                  ---------     ----------     ---------

                                                  $  21,157     $  182,156     $ 428,827
                                                  =========     ==========     =========

(7)      Preferred Stock
         ---------------

         The preferred stock provides for cumulative dividends of $2 per share per year. The stock has a redemption and liquidating value of $27.50 per share, plus dividends in arrears. Total redemption and liquidating value of the outstanding shares at June 30, 1997 and 1996, was $1,329,172 and $1,398,368, respectively. In the event of redemption, two shares of common stock can be issued for each share of preferred stock redeemed (if option is exercised by preferred stockholder). Redemption of the preferred stock, in total only, is at the option of the Company.

(8)      Income per Common Share
         -----------------------

         Income per common share, assuming no dilution, was computed by dividing the net income after deduction of preferred stock dividend requirements of $96,667, $101,699 and $103,247, by the weighted average number of common shares outstanding (230,635, 234,846 and 237,846) for 1997, 1996 and 1995, respectively. Income per common share, assuming full dilution, was computed by dividing net income by the weighted average number of common shares outstanding, after redemption of preferred stock, (324,724, 334,912, 339,726) for 1997, 1996 and 1995, respectively. (Note 7)

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                    Notes to Financial Statements, concluded


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

(10)     401(k) Plan
         -----------

         The Plan is a defined contribution plan to which all employees are permitted to make salary deferrals under the 401(k) provision. Such contributions are credited directly to their accounts. Based on the Plan document, the Employer can make discretionary contributions for the participants. No contribution was made for any of the three years ended June 30, 1997.

Item 9.           Changes in and disagreements with accountants on
------            Accounting and Financial Disclosure
                  -----------------------------------

                  None.

PART III

Item 10.          Directors and Executive Officers of the Registrant
-------           --------------------------------------------------

Name and principal occupation
during last five years                      Since             Age      Office                    Occupation
-----------------------------               -----             ---      ------                    ----------
Lawrence V. Blashaw                         1970               71      Director                  President of
                                                                                                 Freight For-
                                                                                                 warding Co.

Charles F. Forbes, Attorney                 1968               67      Secretary &               Attorney
Musick, Peeler & Garrett                                               Director

Allen E. Shaw, President                    1960               79      President &               President of
of the Company                                                         Director                  Company

Douglas A. Shaw, Vice President             1981               46      Vice President            Hospital
(son of president)                                                     & Director                Administrator

Richard J. Stanczak                         1977               71      Director                  Business
Business Consultant                                                                              Consultant

Michael Young, Controller                   1978               49      Treasurer                 Hospital
Administrator                                                                                    Controller

Scott L. Holmes, M.D.                       1988               60      Director                  Physician

Donald J. Krpan, D.O.                       1988               61      Director                  Dean of
                                                                                                 Students
                                                                                                 College of
                                                                                                 Medicine

                                      -29-

Item 11.          Executive Compensation
-------           ----------------------

                  The following table sets forth the aggregate direct remuneration paid or accrued by the Company for services in all capacities for the fiscal year ended June 30, 1997, to each director and officer of the Company whose aggregate direct remuneration exceeded $100,000 and to all directors and officers (as a group) who were such at any time during the last fiscal year.

                                                       Cash and cash equivalent
                                                         forms of remuneration
                                                       ------------------------

Name of individual                                           Salaries, fees,
or number of                Capacities in which              directors' fees
persons in group            remuneration was received          and bonuses
------------------          -------------------------        ---------------

Allen E. Shaw               President and Chairman of            $100,000
                            the Board

Douglas A. Shaw             Vice President, Administrator          52,000

Michael Young               Treasurer and Controller of            65,968
                            Mad River Community Hospital

All other directors
  and officers as a
 group (5 persons)                                                  7,100
                                                                ---------

(8 persons)                                                      $225,068
                                                                =========

Note: There was no contractual agreement with any directors regarding compensation, pensions or stock options. Directors, from time to time, are compensated for attendance at meetings for their general administrative duties although there is no required payment. Total director compensation for 1997 was $7,100. There have not been any payments made to officers or directors for severance of relationship.

Item 12.          Security Ownership of Certain
-------           Beneficial Owners and Management
                  --------------------------------

                  Owners of 5% or more of outstanding voting securities at June 30, 1997, were as follows:
                                                          Amount and
                                                          nature of
                                              Title of    beneficial   Percent
Name of beneficial owner                       class      ownership   of class
------------------------                      --------    ----------  --------

Allen E. Shaw Family                          Common         118,079     51.78%
San Clemente, California                      Preferred        1,970      4.08%

Arcata Hospital Corporation*                  Common          20,898      9.16%
Palos Verdes Estates, California              Preferred       11,481     23.75%

Security ownership of management as a group
-------------------------------------------

All directors and officers as                 Common         120,579     52.87%
  a group
All directors and officers                    Preferred        1,970      4.08%
  a group

Security ownership of management is as follows:

                                                      Number of shares
                                                      ----------------
         Name                                   Common                 Preferred
         ----                                   ------                 ---------
         Lawrence V. Blashaw                       2,500                      --
         Allen E. Shaw Family                    118,079                   1,970
                                                --------                --------

                                                 120,579                   1,970
                                                ========                ========

* Arcata Hospital Corporation is 98% owned by shareholders of the Company.

Item 13.          Certain Relations and
-------           Related Transactions
                  ---------------------

                  None.

PART IV

Item 14.          Exhibits, Financial Statement
-------           Schedules, and Reports on Form 8-K
                  ----------------------------------

Page
----
(a) (1)           The following financial statements are included in
                    Part II, Item 8:

                       Report of Independent Auditors'

                       Financial Statements:
                           Balance Sheets
                             June 30, 1997 and 1996

                           Statements of Income and Retained Earnings Years
                             ended June 30, 1997, 1996 and 1995

                           Statements of Cash Flows -
                             Years ended June 30, 1997, 1996 and 1995

                           Notes to Financial Statements

     (2) The following financial schedules for the Years 1997, 1996 and 1995 are submitted herewith:

                           Schedule II - Valuation and Qualifying Accounts

                           Schedule III - Real Estate and Accumulated
                           Depreciation

                           All other schedules are omitted because they are not applicable or not required, or because the required information is included in the financial statements or notes hereto.

     (3)          Exhibits included herein:
                  None

(b) Registrant did not file any reports on Form 8-K during the quarter ended June 30, 1997

                                   Schedule II

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION

                        Valuation and Qualifying Accounts
                    Years ended June 30, 1997, 1996 and 1995


                            Balance,      Charged     Charged                      Balance,
                           beginning        to        to other                       end
                            of year       income      accounts   Deductions        of year
                           ---------      -------     --------   ----------       --------
Allowance for
 doubtful receivables:


         1997           $    202,650    $4,495,864                $4,413,459    $   285,055
         1996                217,709     5,804,777                 5,819,836        202,650
         1995                655,845     4,669,157                 5,107,293        217,709


                                      -34-

                                  Schedule III

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION

                    Real Estate and Accumulated Depreciation
                    Years ended June 30, 1997, 1996 and 1995


                                  Related                                             Accumulated     Useful
              Description          debt            Land     Buildings      Total      Depreciation     Life
         ------------------------------------------------------------------------------------------------------
         Rental property          None          $440,554    $970,130     $1,410,684     $307,476        25

         Investment               None           832,189                    832,189
                                              --------------------------------------------------
                                              $1,272,743    $970,130     $2,242,873     $307,476
                                              ==================================================


         Balance at June 30, 1995                                                    $ 2,115,739
           Purchases during period                                                       127,135
                                                                                     -----------
         Balance at June 30, 1996 and 1997                                           $ 2,242,874
                                                                                     ===========

         Balance at June 30, 1995                                                    $   228,666
           Depreciation during period                                                     39,405
                                                                                     -----------
         Balance at June 30, 1996                                                        268,071
           Depreciation during period                                                     39,405
                                                                                     -----------
         Balance at June 30, 1997                                                    $   307,476
                                                                                     ===========



                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


                                     AMERICAN HOSPITAL MANAGEMENT CORPORATION


                                     By: /s/ Allen E. Shaw
                                        ----------------------------------------
                                          Allen E. Shaw, President

                                     Date: April 13, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the principal Executive Officer, principal Financial Officer, Secretary and majority of Board Members on behalf of the Registrant and in the capacities and on the dates indicated:

         Signature                Capacity                          Date
         ---------                --------                          ----

/s/ Allen E. Shaw
------------------------          President and Director         April 13, 1998
Allen E. Shaw


/s/ Charles F. Forbes
------------------------          Secretary and Director         April 13, 1998
Charles F. Forbes


/s/ Michael J. Young
------------------------          Treasurer and Chief
Michael J. Young                  Accounting Officer             April 13, 1998


/s/ Donald J. Krpan
------------------------          Director                       April 13, 1998
Donald J. Krpan


/s/ Doug Shaw
------------------------          Director                       April 13, 1998
Doug Shaw