Form 10-K
period 1998-06-30
AMERICAN HOSPITAL MANAGEMENT CORP
filed 1998-12-07
CIK 5197

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

Date of Report       June 30, 1998          Commission file number      0-2751
                     -------------                                      ------

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)

           CALIFORNIA                                    95-1861243
           ----------                                    ----------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                      Identification No.)

P.O. Box 1116
Arcata, California                                         95521
------------------                                         -----
(Address of principal executive                         (Zip Code)
offices)

Registrant's telephone number, including area code:   (707) 839-8474
                                                   ------------------
Securities registered pursuant to Section 12(b) of the Act:
                                                Name of each exchange on
       Title of each class                          which registered
       -------------------                          ----------------

                                      None
--------------------------------------------------------------------------------

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock $1.00 par value
--------------------------------------------------------------------------------
                                (Title of class)

                $2.00 Cumulative Preferred Stock $1.00 par valu
--------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                        Yes     No X
                                           ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. Yes    No X
              ---   ---

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

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of share outstanding of each of the registrant's classes of common stock as of the latest practicable date (225,937 at October 31, 1998).

Total number of pages, including cover - 40

PART 1

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

                  The nearest competition to the Hospital is in Eureka (approximately 12 miles south) where two acute care facilities are located. Management of the Hospital feels that as long as it maintains a strong position in providing a full scope of health care services, the facilities located in Eureka will have less of a negative impact on Hospital use or occupancy. For this reason, the Hospital organized out-patient clinics in the outlying communities thereby maintaining the Hospital's presence in the service area. New buildings are planned for those departments still housed in mobile facilities adjacent to the Hospital. In addition, a cath-lab was opened in the spring of 1998 and a M.R.I.
                  is currently under construction.

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

PART II

Item 5.           Market for the Registrant's Common Stock and Related
                  Security Holder Matters
-------           --------------------------------------------------------------

                  There is no market for the registrant's stock. There are approximately 407 shareholders at June 30, 1998. No dividends were paid on common stock during the three years ended June 30, 1998. The Company is current on paying all cumulative preferred stock dividends.

Item 6.           Selected Financial Data
-------           -----------------------


                                             Year ended June 30
                                             ------------------

                         1998           1997          1996          1995        1994
                         ----           ----          ----          ----        ----
Total operating
revenue, net         $22,992,958   $22,096,357   $22,895,801   $21,148,254   $20,671,387

Net income               350,874       200,588       223,815       593,342       502,956

Primary earnings
per share                   1.12           .45           .52          2.06          1.67

Fully diluted
earnings per share          1.09           .62           .67          1.75          1.47

Cash dividends per
common share                --            --            --            --            --

Total assets          22,411,941    20,342,679    20,557,286    19,800,615    18,325,512

Long-term debt           206,265       206,932       403,581       803,248       861,648

Working capital        8,905,761     8,542,725     7,851,133     7,165,927     6,010,324

Redeemable
preferred stock           47,690        48,334        50,850        51,623        51,768

Stockholders'
equity                15,891,443    15,060,535    14,633,038    14,077,102    13,040,598

Item 7            Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
------            ---------------------------------------------

                                      1998
                                      ----

                  Results of Operations
                  ---------------------

                  Hospital revenues increased slightly during 1998 as the Hospital continues to expand services to encourage use. Use of outpatient services increased, and there was a small rate increase. Patient revenue totaled $44,682,000 in 1998 compared to $41,030,000 in 1997, a 8.9% increase of $3,652,000.

                  Contractual allowances totaled $21,690,000 in 1998 compared to $18,934,000 in 1997, a 14.6% increase. Government regulatory agencies attempt to reimburse the Hospital based on cost of services. But, as the government continues its efforts to cut back on rising health care payments, the actual reimbursement to the Hospital continues to decrease as evidenced by the large increase in contractual allowances. For the five years ended June 30, 1998, contractual allowances and provisions for bad debts have amounted to approximately $111,000,000 or 48% of gross revenue. At times the Hospital is unable to even recoup costs on Medicare patients under the current methodology of reimbursement. Medi-Cal has also imposed certain limitations that negatively impacted the amount the Hospital is reimbursed for MediCal patients.

                  Operating costs and expenses were $23,984,000 compared to $23,358,000 in 1997, a 2.7% increase. Operating costs actually increased $219,000 while the provision for bad debts also increased by $407,000, resulting in the combined increase of $626,000. The increase in accounts written off is indicative of the industry wide difference between standard rates and the amount actually collected.

                  The continued reduction in third-party reimbursement is a major contributing factor to the 1998 operating loss of $594,000. During the current operating year, the Hospital charged to operations approximately $967,000 of cost as a result of the audit finalization of prior years' cost reports. Management intends to appeal various adjustments made by the intermediary, but no amount as been booked as a receivable for ultimate outcome of the appeal. Net income, after investment income was $351,000 in 1998 compared to $224,000 in 1997.

                  Over the years, as the Company incurs more contractual allowances and uncollectible accounts, results from operations have suffered. The Company continues to enjoy good returns on its investments to help maintain a net profit. For the current year, sales of investments resulted in gains of $517,000, while total investment income was $1,049,000. As discussed in
                  Item 1, the Company continues to expand operations to maintain a competitive edge in a continuing ever changing health care environment. All construction projects, considered necessary to maintain operations, will be completed without negative impact on the financial statements.

                                 1998 continued
                                 ----

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



                  Liquidity and Capital Resources
                  -------------------------------

                  The Company's financial condition remains very strong with substantial investments, strong liquidity and minimal debt. The cash and liquid investments are being maintained to subsidize Hospital operations, finance needed construction and increased services at Mad River Community Hospital. Currently, the Company has approximately $7,251,000 in cash and short-term investments. Included in this amount are $2,055,000 in unrealized holding gains. Subsequent to year end, the market had an approximately 15% decrease in market value which will affect the fair value of equity securities held by the Company As previously noted, some of these investments, as determined by management, will be used to fund needed expansion.

                  Cash provided by operating and investing activities continue to fund investing activities, the largest of which is the purchase of real estate, property and equipment, which totaled $1,258,000 in 1998. As the long-term debt relates only to the acquisition of major equipment, cash required for financing activities remains relatively low.

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

 Item 8.          Financial Statements and Supplementary Data
 -------          -------------------------------------------

                              FINANCIAL STATEMENTS
                              --------------------


                  Description                                           Page
                  -----------                                           ----

Independent Auditors' Report                                              14

Financial Statements:

         Balance Sheets - June 30, 1998 and 1997                        15-16

         Statements of Income -
           Years ended June 30, 1998, 1997 and 1996                       17

         Statements of Stockholders' Equity
           Years ended June 30, 1998, 1997 and 1996                       18

         Statements of Cash Flows -
           Years ended June 30, 1998, 1997 and 1996                     19-20

         Notes to Financial Statements                                  21-31

Item 14.  Exhibits, Financial Statement, Schedules
            and Reports on Form 8-K                                       37

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION

                   Annual Report for Corporations - Form 10-K
                       Years ended June 30, 1998 and 1997


                              Financial Statements,
                     Supplementary Data and Auditors' Report

                          Independent Auditors' Report
                          ----------------------------

         The Board of Directors and Stockholders:
         American Hospital Management Corporation


         We have audited the accompanying balance sheets of American Hospital Management Corporation as of June 30, 1998 and 1997, and the related statements of income, stockholders' equity, and cash flows and the supporting financial statement schedules as listed in the accompanying index at Item 14, for the years ended June 30, 1998, 1997 and 1996. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Hospital Management Corporation at June 30, 1998 and 1997, and the results of its operations and its cash flows for the years ended June 30, 1998, 1997 and 1996 in conformity with generally accepted accounting principles, and the supporting financial statement schedules as listed in the accompanying index at Item 14, when considered in relation to the basic financial statements taken as a whole, in our opinion, present fairly in all material respects, the information set forth therein.

                                                        /s/ K.C. Miller, CPA
                                                        --------------------
                                                        K.C. Miller, CPA

         West Covina, California
         September 30, 1998



                                     AMERICAN HOSPITAL MANAGEMENT CORPORATION
                                                  Balance Sheets
                                              June 30, 1998 and 1997

                           Assets
                                                                    1998         1997
                                                                    ----         ----
Current assets:
  Cash and cash equivalents                                    $   209,652   $    80,027
  Restricted cash, held as security for letter of credit           326,336       425,000
 Marketable securities                                           7,040,973     5,933,303
  Receivables:
    Patients, net of estimated uncollectibles of $292,723
      and $285,055, in 1998 and 1997, respectively               6,373,188     6,046,298
    Other                                                          282,012       350,429
  Supplies, at lower of cost (first-in, first-out) or market       974,566       852,654
  Prepaid expenses                                                  77,087       108,207
                                                               -----------   -----------
             Total current assets                               15,283,814    13,795,918

Property and equipment, net                                      3,970,061     3,690,688

Real estate held for investment, net                             2,091,247     1,935,397

Deferred income taxes                                              436,515       432,702

Other assets                                                       630,304       487,974
                                                               -----------   -----------
                                                               $22,411,941   $20,342,679
                                                               ===========   ===========
















(continued)
The accompanying notes are an integral part of these financial statements.
                                      -14-




                                     AMERICAN HOSPITAL MANAGEMENT CORPORATION
                                                  Balance Sheets
                                              June 30, 1998 and 1997

                  Liabilities and Stockholders' Equity
                                                                                      1998          1997
                                                                                      ----          ----
Current Liabilities:
  Current maturities of long-term debt                                            $    63,820   $   177,981
  Accounts payable and accrued expenses:
    Trade                                                                             810,740       973,944
    Accrued liabilities                                                             1,667,944     1,764,500
    Estimated third-party payor settlements                                         1,761,121       721,754
    Income taxes:
      Current                                                                         115,574        30,502
      Deferred                                                                      1,958,854     1,584,512
                                                                                  -----------   -----------

                  Total current liabilities                                         6,378,053     5,253,193
                                                                                  -----------   -----------

Long-term debt, less current maturities                                               142,445        28,951
                                                                                  -----------   -----------

Stockholders' equity:
  $2cumulative preferred stock, par value $1 per share; authorized 100,000 shares; issued 65,270.82 shares; reacquired 17,580.96 and 16,937.28 shares;
    outstanding 47,689.86 and 48,333.54 shares; aggregate redemption and liquidating value of $1,311,471
    and$1,329,172 at June 30, 1998 and 1997, respectively                              47,690        48,334
  Common stock, par value $1.00 per share;
    authorized 400,000 shares, issued 249,051 shares, reacquired 22,894 and
    20,994 shares; outstanding - 226,157 and 228,507 shares
    at June 30, 1998 and 1997, respectively                                           226,157       228,057
  Additional paid-in capital                                                          163,769       194,427
  Unrealized holdings gains, net, for investments                                   2,055,054     1,455,544
  Retained earnings                                                                13,398,773    13,134,173
                                                                                  -----------   -----------

                  Total Stockholders' equity                                       15,891,443    15,060,535
                                                                                  -----------   -----------

                                                                                  $22,411,941   $20,342,679
                                                                                  ===========   ===========


(concluded)
The accompanying notes are an integral part of these financial statements.
                                      -15-



                                     AMERICAN HOSPITAL MANAGEMENT CORPORATION
                                               Statements of Income
                                     Years ended June 30, 1998, 1997, and 1996

                                                            1998         1997         1996
                                                            ----         ----         ----

Net patient service revenue                            $22,992,958   $22,096,357   $22,895,801

Other revenue                                              396,746       456,549       417,075
                                                       -----------   -----------   -----------

                  Total operating revenue               23,389,704    22,552,906    23,312,876
                                                       -----------   -----------   -----------

Operating costs and expenses:
     Professional care of patients                      14,552,630    13,730,083    13,462,486
     General services                                    2,485,699     2,588,394     2,734,438
     Administrative services                             3,227,783     3,388,734     2,989,859
     Employee health and welfare                         1,210,164     1,459,831     1,318,048
     Medical malpractice insurance                         395,630       382,619       406,630
     Interest                                               16,327        48,775        76,290
     Depreciation and amortization                         979,028     1,050,221     1,135,152
     Provision for bad debts                             1,116,908       709,204     1,891,169
                                                       -----------   -----------   -----------
                  Total operating costs and expenses    23,984,169    23,357,681    24,014,072
                                                       -----------   -----------   -----------

                  Loss from operations                    (594,465)     (804,775)     (701,196)
                                                       -----------   -----------   -----------
Other income:
     Investment income                                   1,049,449       990,102     1,076,148
     Other                                                  13,391        36,418        31,019
                                                       -----------   -----------   -----------
                                                         1,062,840     1,026,520     1,107,167
                                                       -----------   -----------   -----------
Income before income taxes                                 468,375       221,745       405,971
     Provision for income taxes                            117,501        21,157       182,156
                                                       -----------   -----------   -----------

                  Net income                           $   350,874   $   200,588   $   223,815
                                                       ===========   ===========   ===========


Primary earnings per common share                      $      1.12   $       .45   $       .52
                                                       ===========   ===========   ===========

Fully diluted earnings per common share                $      1.09   $       .62   $       .67
                                                       ===========   ===========   ===========






The accompanying notes are an integral part of these financial statements.
                                      -16-



                                     AMERICAN HOSPITAL MANAGEMENT CORPORATION
                                        STATEMENTS OF STOCKHOLDERS' EQUITY
                                     Years ended June 30, 1998, 1997 and 1996

                                                      1998             1997          1996
                                                      ----             ----          ----
Stockholders' Equity:

Cumulative Preferred Stock
  Beginning balance                               $     48,334    $     50,850    $     51,623
     Reacquired stock                                      644           2,516             773
                                                  ------------    ------------    ------------
  Ending balance                                        47,690          48,334          50,850
                                                  ------------    ------------    ------------

Common Stock
  Beginning balance                                    228,057         233,213         236,479
     Reacquired stock                                    1,900           5,156           3,266
                                                  ------------    ------------    ------------
  Ending balance                                       226,157         228,057         233,213
                                                  ------------    ------------    ------------

Additional paid-in-capital
  Beginning balance                                    194,427         296,210         340,912
     Reacquired stock                                   30,658         101,783          44,702
                                                  ------------    ------------    ------------
  Ending balance                                       163,769         194,427         296,210
                                                  ------------    ------------    ------------

Unrealized holdings gains, net, for investments
  Beginning balance                                  1,455,544       1,026,809         551,933
     Increase in unrealized holdings gains, net        599,510         428,735         474,876
                                                  ------------    ------------    ------------
  Ending balance                                     2,055,054       1,455,544       1,026,809
                                                  ------------    ------------    ------------

Retained Earnings
  Beginning balance                                 13,134,173      13,025,956      12,896,155
     Net income                                        350,874         200,588         223,815
     Cash dividends paid on preferred stock            (86,274)        (92,371)        (94,014)
                                                  ------------    ------------    ------------
  Ending balance                                    13,398,773      13,134,173      13,025,956
                                                  ------------    ------------    ------------

    Total Stockholders' equity                    $ 15,891,443    $ 15,060,535    $ 14,633,038
                                                  ============    ============    ============








The accompanying notes are an integral part of these financial statements.
                                      -17-




                                     AMERICAN HOSPITAL MANAGEMENT CORPORATION
                                             Statements of Cash Flows
                                     Years ended June 30, 1998, 1997 and 1996

                                                           1998             1997           1996
                                                           ----             ----           ----
Cash flows from operating activities:
     Cash received from patients
       and third-party payors                          $ 22,985,273    $ 20,927,495    $ 22,245,219
     Cash paid to employees and suppliers               (22,342,220)    (21,256,175)    (21,312,243)
     Investment income received                             565,439         934,579       1,025,397
     Interest paid                                         (916,327)        (48,775)       ( 76,290)
     Income taxes, net change                               (52,147)        (20,332        (412,073)
                                                       ------------    ------------    ------------
              Net cash provided by
                operating activities                      1,140,018         577,456       1,470,010
                                                       ------------    ------------    ------------

Cash flows from investing activities:
     Purchase of real estate held for investment           (198,387)           --          (127,135)
     Purchase of property and equipment, net             (1,258,401)       (706,159)       (608,324)
     Proceeds from sale of short-term investments         3,189,509       2,433,022       2,381,529
     Purchase of short-term investments                  (2,691,389)     (2,691,259)     (2,356,870)
     Other                                                   68,417         (60,401)       (110,286)
                                                       ------------    ------------    ------------
              Net cash used in investing activities        (890,251)     (1,024,797)       (821,086)
                                                       ------------    ------------    ------------

Cash flows from financing activities:
     Proceeds from issuance of long-term debt               251,216         121,216            --
     Principal reductions of long-term debt                (251,882)       (317,865)        (399,667)
     Dividends paid                                         (86,274)        (92,371)         (94,014)
     Payments for reacquired stock                          (33,202)       (109,455)         (48,741)
                                                       ------------    ------------     ------------
              Net cash used in financing activities        (120,142)       (398,575)        (542,422)
                                                       ------------    ------------     ------------

Net increase (decrease) in cash and cash equivalents        129,625        (845,816)        106,502
Cash and cash equivalents, beginning of year                 80,027         925,843         819,341
                                                       ------------    ------------     ------------
Cash and cash equivalents, end of year                 $    209,652    $     80,027    $    925,843
                                                       ============    ============     ============
Supplemental schedule of non-cash investing
 activities:
     Increase in fair value of investments             $    714,559    $    714,559    $    791,459
     Increase in deferred taxes                            (285,824)       (285,824)       (316,583)
                                                       ------------    ------------     ------------

     Increase in unrealized holding gains              $    428,735    $    428,735    $    474,876
                                                       ============    ============     ============



The accompanying notes are an integral part of these financial statements.
                                      -18-




                                     AMERICAN HOSPITAL MANAGEMENT CORPORATION
                                       Statements of Cash Flows (concluded)
                                     Years ended June 30, 1998, 1997 and 1996


                                                          1998         1997         1996
                                                          ----         ----         ----
Reconciliation of net income to net cash
     provided by operating activities:
Net income                                            $  350,874   $  200,588   $  223,815
Adjustments to reconcile net income to net
     cash provided by operating activities:
         Depreciation and amortization                 1,046,223    1,083,162    1,169,924
         Partnership income                               (4,688)        (343)      (2,957)
         Gain on sale of investments                    (517,370)    (124,539)    (113,586)
         Increase in cash surrender value               (162,300)     (60,000)     (18,621)

Change in assets and liabilities:
    (Increase) decrease in patient receivables, net     (326,890)     185,008      (53,082)
    Increase (decrease)in third-party payors, net      1,039,367   (1,101,395)     876,594
    Increase (decrease)  in income taxes, net             65,354       41,489     (229,917)
    (Increase) decrease in supplies                     (121,912)       2,680       31,842
     Decrease (increase) in prepaid expenses              31,120      (23,226)     (19,295)
    (Decrease) increase in trade accounts payable       (163,204)     411,638     (576,265)
    (Decrease) increase in accrued expenses, net         (96,556)     (37,606)     181,558
                                                      ----------   ----------   ----------

Net cash provided by operating activities             $1,140,018   $  577,456   $1,470,010
                                                      ==========   ==========   ==========

















The accompanying notes are an integral part of these financial statements.
                                      -19-

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                          Notes to Financial Statements
                          June 30, 1998, 1997 and 1996

(1)      Summary of Significant Accounting Policies
         ------------------------------------------

         Organization
         ------------
         The Corporation owns and operates one acute-care hospital, located in Arcata, California. The Hospital provides inpatient, outpatient and emergency care services for residents of Humboldt County. It also operates other health-care related enterprises in the same location. Admitting physicians are primarily practitioners in the local area. The Company was incorporated as a C-Corporation in California in 1955.

         Use of Estimates
         ----------------
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates

         Cash and Cash Equivalents
         -------------------------
         Cash and cash equivalents represent cash in checking and demand savings accounts. Cash is held in several banks with no significant concentration of risk.

         Investments
         -----------
         Investments in marketable securities with readily determinable fair values and all investments in debt securities are measured at fair value in the balance sheets. All investments are held for sale Investment income or loss (including realized gains and losses on investments, interest and dividends) is included in net income. Unrealized gains and losses on investments are excluded from net income but are reported as a separate component of stockholders' equity.

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

         Statements of Income
         --------------------
         Transactions deemed by management to be ongoing, major or central to the provision of health care services are reported as revenues and expenses. Peripheral or incidental transactions are reported as other income, net.

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                    Notes to Financial Statements, continued

         Net Patient Service Revenue
         ---------------------------
         The Hospital has agreements with third-party payors that provide for payments to the Hospital at amounts different from its established rates. Payment arrangements include prospectively determined rates per discharge, reimbursed costs, discounted charges and per diem payments. Net patient service revenue is reported at the estimated net realizable amounts from patients, third-party payors, and others for services rendered, including estimated retroactive adjustments under reimbursement, agreements with third-party payors. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlements are determined.

         Income Taxes
         ------------
         Deferred income taxes are provided for the estimated income tax effect of temporary differences between financial and taxable income.

         Investments in Partnership
         Investment in a partnership is carried at the Company's equity in the partnership's net assets. The partnership was organized in 1968 to provide property sites for the hospital and medical centers. The two general partners, the Company and its president, own 26% each. The limited partners, consisting of local doctors, own the remaining 48%.

         Impairment of Long-Lived Assets
         -------------------------------
         The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." Historically, the Company has complied with the requirements of SFAS No. 121. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Also, in general, long-lived assets and certain identifiable intangibles to be disposed of should be reported at the lower of carrying amount or fair market value less cost to sell.

         Reclassifications
         -----------------
         Certain accounts from prior years financial statements have been reclassified to be comparable with disclosure for the current year.

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                    Notes to Financial Statements, continued

(2)      Net Patient Service Revenue
         ---------------------------

         The Hospital has agreements with third-party payors that provide for payments to the Hospital at amounts different from its established rates. A summary of the payment arrangements with major third-party payors follows:
              * Medicare. Inpatient acute care services rendered to Medicare program beneficiaries are paid at prospectively determined rates per discharge. These rates vary according to a patient classification system that is based on clinical, diagnostic, and other factors. Inpatient nonacute services, certain outpatient services, and defined capital and medical education costs related to Medicare beneficiaries are paid based on a cost reimbursement methodology. The Hospital is reimbursed for cost reimbursable items at a tentative rate with final settlement determined after submission of annual cost reports by the Hospital and audits thereof by the Medicare fiscal intermediary. The Hospital's classification of patients under the Medicare program and the appropriateness of their admission are subject to an independent review by a peer review organization under contract with the Hospital. The Hospital's Medicare cost reports have been audited by the Medicare fiscal intermediary through June 30, 1997.
              * Medicaid. Inpatient and outpatient services rendered to Medicaid program beneficiaries are reimbursed under a cost reimbursement methodology. The Hospital is reimbursed at a tentative rate with final settlement determined after submission of annual cost reports by the Hospital and audits thereof by the Medicaid fiscal intermediary. The Hospital records supplies cost acquired and used by the operating room department as operating cost of that department. The intermediary disagreed with the classification of cost in the operating department and reclassified the revenue relating to the cost to Central Supply. Therefore, the Hospital has included cost in 1998 of approximately $967,000 relating to audit adjustments made by the intermediary for prior years' cost reports. Management of the Hospital feels this reclassification was made in error and intends to appeal the decision made by the intermediary. Until a final decision is reached, the Hospital will not include the effect of including the supplies cost in the operating department as part of the revenues of the Hospital. The Hospital's Medicaid cost reports have been audited by the Medicaid fiscal intermediary through June 30, 1996.

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

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                    Notes to Financial Statements, continued

(2)      Net Patient Service Revenue, continued
         ----------------------------

         Gross patient service revenue and related provision for contractual allowances for the years ended June 30, are summarized as follows:

                                                      1998              1997           1996
                                                      ----              ----           ----

         Gross patient service revenue             $44,682,474      $41,030,222     $40,617,321
              Less contractual allowances           21,689,516       18,933,865      17,721,520
                                                    ----------       ----------      ----------
         Net patient service revenue               $22,992,958      $22,096,357     $22,895,801
                                                   ===========      ===========     ===========

         At June 30, 1998 and 1997, accounts receivable are primarily concentrated in federal and state governmental entities and other patients in which the Company does not believe there is any undue credit risk. For the three years ended June 30, 1998, contractual allowances and provisions for bad debts has totaled $62,062,182, approximately 48% of gross revenue.

(3)      Marketable Securities
         ---------------------

         Cost and fair value of marketable equity securities at June 30, 1998 and 1997, are as follows:
                                                         1998           1997
                                                         ----           ----
                           Available for sale:
                               Cost                  $3,625,311      $3,507,397
                               Fair Value             7,040,973       5,933,303
                               Unrealized Gain        3,459,682       2,466,856
                               Unrealized Loss          (44,020)        (40,950)

         Gain or loss from sale of securities is based on specific identification of the securities sold. Net unrealized holding gains on securities available for sale, net of the tax effect of $1,360,608 and $970,362 for the years ended June 30, 1998 and 1997, are shown as a separate component of stockholders' equity. For the years ended June 30, 1998, 1997 and 1996, realized gains and realized losses were $578,111 and $(60,741), $327,314 and $(202,775), and $170,507 and
         $(56,921), respectively.

         The Company intends to implement the provision of FASB No. 130, Reporting Comprehensive Income, beginning with the fiscal year ending June 30, 1999. The Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Currently, net unrealized holding gains is the only income that would be disclosed as part of comprehensive income. For the year ended June 30, 1998, the change in net unrealized holding gains on securities available for sale, representing comprehensive income, is $989,756, net of $390,246 in deferred tax.
                                      -23-

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                    Notes to Financial Statements, continued

(4)      Property and Equipment
         ----------------------

         At June 30, 1998 and 1997, property and equipment is comprised of the following:

                                                                                      1998          1997
                                                                                      ----          ----

                  Land and improvements                                           $    44,500   $    44,500
                  Buildings                                                         4,678,975     4,233,728
                  Equipment                                                         6,867,846     6,314,556
                  Construction in progress                                            418,741       158,879
                                                                                   -----------   -----------
                                                                                   12,010,062    10,751,663
                  Accumulated depreciation and amortization                         8,040,001     7,060,975
                                                                                  -----------   -----------
                  Net property and equipment                                      $ 3,970,061   $ 3,690,688
                                                                                  ===========   ===========

         Property and equipment include certain capitalized leases, as follows:

                                                                                      1998          1997
                                                                                      ----          ----
                  Equipment                                                       $ 1,629,274   $ 1,495,799
                    Less accumulated amortization                                   1,363,655     1,061,888
                                                                                  -----------   -----------
                                                                                  $   265,619   $   433,911
                                                                                  ===========   ===========

         Amortization expense on capitalized leases for the years ended June 30, 1998, 1997 and 1996 totaled $301,767, $287,038 and $272,240, respectively.

         Annual future minimum lease payments under capitalized leases at June 30, 1998 are as follows:

                                                     1999                     $   63,767
                                                     2000                          6,940
                                                                               ---------
                  Total minimum lease payments                                    70,707
                  Less amount representing interest (5.5% to 10.75%)               2,829)
                                                                               ----------
                  Present value of minimum lease payments                         67,878
                  Less current maturity                                           61,326
                                                                               ----------
                                                                              $    6,552
                                                                               ==========

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                    Notes to Financial Statements, continued

(5)      Real Estate Held for Investment
         -------------------------------

         Real estate held for investment consists of 14 properties, 9 of which have a building on its lot. These are itemized as follows:

                  Property Location:
                    McKinleyville, California                                           $1,475,472
                    Willow Creek, California                                               335,608
                    Lakeport, California                                                   333,521
                    Arcata, California                                                     161,750
                    Eureka, California                                                     134,908
                                                                                        ----------
                                                                                         2,441,259
                      Less accumulated depreciation for rented property                    350,012
                                                                                        ----------
                                                                                        $2,091,247

         The properties with buildings attached are either used temporarily for Hospital purposes, or used as rental property. All properties are valued at cost as it is not cost effective to determine fair value. Based on the property records available, there is no impairment of value.

(6)      Other Assets
         ------------

         At June 30, 1998 and 1997, other assets include cash surrender value of four life insurance polices totaling $449,570 and $287,270, and investment in partnerships of $$92,117 and $87,429.

(7)      Long-Term Debt
         --------------

         Long-term debt at June 30, 1998 and 1997, consists of the following:

                                                                                  1998             1997
                                                                                  ----             ----
           Bank note, secured by investment property, interest rate of 2.25%
           above bank index (7.218% at June 30, 1998), payable in monthly
           installments, maturing in 2021                                       $138,386            --
           Lease obligations, payable in installments
           through 2000 with a weighted average
           interest rate of 9.8%                                                  67,878         $206,932
                                                                                --------          -------
                                                                                 206,264          206,932
             Less current maturities                                              63,820          177,981
                                                                                --------          -------
                                                                                $142,445         $ 28,951
                                                                                 =======          =======

         The maturities of long-term debt for each of the succeeding five years subsequent to June 30, 1998, are as follows: 1999-$63,820; 2000-$9,620;
         2001-$2,880; 2002-$3,095; 2003-$3,326 and 2004 and beyond-$123,913.
                                      -25-

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                    Notes to Financial Statements, continued

(8)      Income Taxes
         ------------

         At June 30, income tax expense consisted of the following:

                                           1998
                                           ----
                              Federal  California   Total
                              -------  ----------   -----
                  Current    $ 82,505   $ 33,069   $115,574
                  Deferred      4,743   (  2,816)     1,927
                             --------   --------   --------
                             $ 87,248   $ 30,253   $117,501
                             ========   ========   ========

                                           1997
                                           ----
                              Federal  California   Total
                              -------  ----------   -----
                  Current    $ 48,502   $ 33,995   $ 82,497
                  Deferred    (38,344)   (22,996)   (61,340)
                             --------   --------   --------
                             $ 10,158   $ 10,999   $ 21,157
                             ========   ========   ========

                                           1996
                                           ----
                              Federal  California   Total
                              -------  ----------   -----
                  Current    $139,977   $ 54,424   $194,401
                  Deferred     (8,447)    (3,798)   (12,245)
                             --------   --------   --------
                             $131,530   $ 50,626   $182,156
                             ========   ========   ========

         Deferred tax expenses (credits) for 1998, 1997, and 1996 result from the following temporary differences:

                                            1998        1997        1996
                                            ----        ----        ----
         California franchise tax        $  8,921    $ 16,095    $ 19,494
         Depreciation and amortization    (31,277)    (67,878)     26,532
         Allowance for bad debts           (3,067)    (35,681)       (229)
         Vacation accrual                  39,391      33,937     (26,387)
         Other                            (12,041)     (7,813)    (31,655)
                                         --------    --------    --------
                                         $  1,927    $(61,340)   $(12,245)
                                         ========    ========    ========

         In addition, deferred tax liability is recorded in the balance sheet, resulting from the change in unrealized holdings for investments. The increase in deferred income taxes for the years ended June 30, 1998 and 1997 was $390,246 and $235,471, respectively.

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                    Notes to Financial Statements, continued

(8)      Income Taxes continued
         ----------------------

         Recorded income tax expense differs from that computed by applying the statutory income tax rates for the following reasons:

                                                    1998       1997       1996
                                                    ----       ----       ----
         Computed tax at statutory rate          $186,574   $ 95,866   $175,785
         Increases (decreases) resulting from:
            California franchise tax               (1,365)    (5,691)   (13,671)
            Domestic dividend exclusion
               allowance                          (27,335)   (37,056)   (24,661)
            Cash surrender value                  (60,958)   (22,260)     8,063
            Entertainment deduction                11,438      6,000     10,200
            Prior year (over) under accrual         9,147    (15,702)    26,440
                                                 --------   --------    --------

                                                 $117,501   $ 21,157   $182,156
                                                 ========   ========   ========

(9)   Preferred Stock
      ---------------

         The preferred stock provides for cumulative dividends of $2 per share per year. The stock has a redemption and liquidating value of $27.50 per share, plus dividends in arrears. Total redemption and liquidating value of the outstanding shares at June 30, 1998 and 1997, was $1,311,471 and $1,329,172, respectively. In the event of redemption, two shares of common stock can be issued for each share of preferred stock redeemed (if option is exercised by preferred stockholder). Redemption of the preferred stock, in total only, is at the option of the Company.

(10)     Income per Common Share
----     -----------------------

         Income per common share, assuming no dilution, was computed by dividing the net income after deduction of preferred stock dividend requirements of $95,380, $96,667 and $101,699, by the weighted average number of common shares outstanding (227,332, 230,635 and 234,846) for 1998, 1997 and 1996, respectively.

         Income per common share, assuming full dilution, was computed by dividing net income by the weighted average number of common shares outstanding, after redemption of preferred stock, (321,537, 324,724, 334,912) for 1998, 1997 and 1996, respectively.

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                    Notes to Financial Statements, continued


(11)     Malpractice Insurance Arrangements
         ----------------------------------

         The Hospital purchases professional and general liability insurance to cover medical malpractice insurance claims. The coverage, through a commercial insurance carrier, is on a claims-made basis. Under claims-made policies, all accidents reported to the insurer are covered. On the basis of the Hospital's current experience, neither an accrual for a potential extended period reporting policy, which could be necessary if the Hospital ceases to purchase claims-made coverage, nor an accrual for unreported incidents has been made.

(12)     401(k) Plan
         -----------

         The Plan is a defined contribution plan to which all employees are permitted to make salary deferrals under the 401(k) provision. Such contributions are credited directly to their accounts. Based on the Plan document, the Employer can make discretionary contributions for the participants. No contribution was made for any of the three years ended June 30, 1998.

(13)     Concentrations of Credit Risk
         -----------------------------

         The Hospital grants credit without collateral to its patients, most of whom are local residents and are insured under third-party payor agreements. The mix of receivables from patients and third-party payors at June 30, 1998 and 1997, was as follows:

                                                     1998                 1997
                                                     ----                 ----
                  Medicare                           37.5%                33.7%
                  Medi-Cal                           16.2                 19.7
                  Other third-party payors           33.4                 32.5
                  Patients                           12.9                 14.1
                                                   ------               ------
                                                     100%                 100%
                                                   =====                ======

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                    Notes to Financial Statements, continued



(14)     Self-insurance Program
         ----------------------

         The Hospital has elected to self-insure for health care benefits to its employees. Amounts charged to expense and transferred monthly to a trust fund to cover such claims are estimated using rates comparable to actual rates in the industry. Management believes that amounts provided are sufficient to cover claims and costs incurred through June 30, 1998. The rates used to determine the amounts charged to expense for claims and costs are adjusted periodically, as appropriate, to reflect actual experience. The Hospital has 100 percent insurance coverage for individual claim expenses in excess of $50,000 and for aggregate claim expenses in excess of $1,365,218.

         Health care benefit expense was approximately $1,210,164, $1,459,831 and $1,318,370 for the years ended June 30, 1998, 1997 and 1996, respectively.

(15)     Commitments and Contingencies
         -----------------------------

         Commitments.

         At June 30, 1998, the Company had an outstanding letter of credit for approximately $326,000 to acquire a new MRI machine. The letter of credit is secured by restricted cash.

         The Company had one operating lease with monthly payments of $2,450 with a remaining term of 23 months. Total rental expense for the years ended June 30, 1998, 1997 and 1996 was $242,124, $227,486 and $201,118,
         respectively

         Litigation. The Hospital is involved in litigation and regulatory investigations arising in the course of business. After consultation with legal counsel and insurance carriers, management estimates that these matters will be resolved without material adverse effect on the Hospital's future financial position or results from operations.

(16)     Risks and Uncertainties
         -----------------------

         The Company's future operating results may be affected by a number of factors. The Hospital's operations are in part dependent on governmental reimbursement plans. Significant changes in the level of governmental reimbursement could have a favorable or unfavorable impact on the operating results of the Hospital. Also, as additional managed health-care plans are introduced into the service area, actual admissions to the Hospital could increase or decrease depending on the Hospital's ability to contract with the health plans.

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                    Notes to Financial Statements, concluded



(17)     Fair values of Financial Instruments
         ------------------------------------

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

         Since the fair value is estimated as of June 30, 1998, the amounts that will actually be realized or paid at settlement of the instruments could be significantly different.

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

Item 9.           Changes in and disagreements with accountants on
                  Accounting and Financial Disclosure
-------           ------------------------------------------------

                  None.

PART III

Item 10.          Directors and Executive Officers of the Registrant
--------          --------------------------------------------------


Name and principal occupation
during last five years                      Since             Age      Office                    Occupation
----------------------                      -----             ---      ------                    ----------

Lawrence V. Blashaw                         1970               72      Director                  President of
                                                                                                 Freight For-
                                                                                                 warding Co.

Charles F. Forbes, Attorney                 1968               68      Secretary &               Attorney
Musick, Peeler & Garrett                                               Director

Allen E. Shaw, President                    1960               80      President &               President of
of the Company                                                         Director                  Company

Douglas A. Shaw, Vice President             1981               47      Vice President            Hospital
(son of president)                                                     & Director                Administrator

Richard J. Stanczak                         1977               72      Director                  Business
Business Consultant                                                                              Consultant

Michael Young, Controller                   1978               50      Treasurer                 Hospital
Administrator                                                                                    Controller

Scott L. Holmes, M.D.                       1988               61      Director                  Physician

Donald J. Krpan, D.O.                       1988               62      Director                  Dean of
                                                                                                 Students
                                                                                                 College of
                                                                                                 Medicine

Item 11.          Executive Compensation
--------          ----------------------

                  The following table sets forth the aggregate direct remuneration paid or accrued by the Company for services in all capacities for the fiscal year ended June 30, 1998, to each director and officer of the Company whose aggregate direct remuneration exceeded $100,000 and to all directors and officers (as a group) who were such at any time during the last fiscal year.

                                                                   Cash and cash equivalent
                                                                     forms of remuneration
                                                                     ---------------------

Name of individual                                                        Salaries, fees,
or number of                        Capacities in which                   directors' fees
persons in group                    remuneration was received               and bonuses
----------------                    -------------------------               -----------

Allen E. Shaw                       President and Chairman of                $ 100,000
                                    the Board

Douglas A. Shaw                     Vice President, Administrator               52,000

Michael Young                       Treasurer and Controller of                 64,057
                                    Mad River Community Hospital

All other directors
  and officers as a
 group (5 persons)                                                               6,800
                                                                             ---------

(8 persons)                                                                  $ 222,857
                                                                             =========

Note: There was no contractual agreement with any directors regarding compensation, pensions or stock options. Directors, from time to time, are compensated for attendance at meetings for their general administrative duties although there is no required payment. Total director compensation for 1998 was $6,800. There have not been any payments made to officers or directors for severance of relationship.

Item 12.          Security Ownership of Certain
                  Beneficial Owners and Management
--------          --------------------------------

                  Owners of 5% or more of outstanding voting securities at June 30, 1998, were as follows:

                                                              Amount and
                                                              nature of
                                          Title of            beneficial             Percent
Name of beneficial owner                    class             ownership              of class
------------------------                    -----             ---------              --------

Allen E. Shaw Family                       Common              118,079                52.21%
San Clemente, California                   Preferred             1,970                 4.13%

Arcata Hospital Corporation*               Common               20,898                 9.24%
Palos Verdes Estates, California           Preferred            11,481                24.07%

Security ownership of management as a group
-------------------------------------------

All directors and officers as              Common              120,579                53.32%
  a group
All directors and officers                 Preferred             1,970                 4.13%
  a group

Security ownership of management is as follows:

                                                      Number of shares
                                                      ----------------
         Name                                       Common        Preferred
         ----                                       ------        ---------

         Lawrence V. Blashaw                         2,500               --
         Allen E. Shaw Family                      118,079            1,970
                                                   -------          -------

                                                   120,579            1,970
                                                   =======          =======

* Arcata Hospital Corporation is 98% owned by shareholders of the Company.

Item 13.          Certain Relations and
                  Related Transactions
--------          --------------------

                  None.

PART IV

Item 14.          Exhibits, Financial Statement
                  Schedules, and Reports on Form 8-K
--------          ----------------------------------
Page
----

(a) (1)           The following financial statements are included in
                    Part II, Item 8:

                       Report of Independent Auditors'

                       Financial Statements:
                           Balance Sheets
                             June 30, 1998 and 1997

                           Statements of Income and Retained Earnings Years
                             ended June 30, 1998, 1997 and 1996

                           Statements of Cash Flows -
                             Years ended June 30, 1998, 1997 and 1996

                           Notes to Financial Statements

     (2)          The following financial schedules for the Years 1998, 1997 and 1996 are submitted herewith:

                           Schedule II - Valuation and Qualifying Accounts

                           Schedule III - Real Estate and Accumulated Depreciation

                           All other schedules are omitted because they are not applicable or not required, or because the required information is included in the financial statements or notes hereto.

     (3)          Exhibits included herein:
                  None

(b)               Registrant did not file any reports on Form 8-K during the quarter ended June 30,
                  1998






                                                    Schedule II

                                     AMERICAN HOSPITAL MANAGEMENT CORPORATION

                                         Valuation and Qualifying Accounts
                                     Years ended June 30, 1998, 1997 and 1996

                               Balance,        Charged         Charged                               Balance,
                              beginning             to         to other                                  end
                                 of year        income         accounts         Deductions             of year
                                 -------        ------         --------         ----------             -------

Allowance for
 doubtful receivables:


         1998                 $ 285,055   $   5,903,673                         $ 5,896,005        $  292,723
         1997                   202,650       4,495,864                           4,413,459           285,055
         1996                   217,709       5,804,777                           5,819,836           202,650





                                                   Schedule III

                                     AMERICAN HOSPITAL MANAGEMENT CORPORATION

                                     Real Estate and Accumulated Depreciation
                                     Years ended June 30, 1998, 1997 and 1996


                          Related                                             Accumulated       Useful
        Description       debt           Land       Buildings      Total      Depreciation      Life
        -------------------------------------------------------------------------------------------------

     Rental property     $138,386      $482,346    $1,126,725   $1,609,071     $350,013          25

     Investment              None       832,189                    832,189
                         --------------------------------------------------------------------
                         $138,386    $1,314,535    $1,126,725   $2,441,260     $350,013
                         ====================================================================


    Cost:
         Balance at June 30, 1996 and 1997                    $2,242,874
               Purchases                                         198,386
                                                              ----------
         Balance at June 30, 1998                             $2,441,260
                                                              ==========


    Accumulated Depreciation:

         Balance at June 30, 1996                             $  268,071
           Depreciation during period                             39,405
                                                              ----------
         Balance at June 30, 1997                                307,476
              Depreciation during period                          42,537
         Balance at June 30, 1998                             $  350,013
                                                              ==========

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                      AMERICAN HOSPITAL MANAGEMENT CORPORATION


                                            By:/s/ Allen E. Shaw
                                               ------------------------
                                               Allen E. Shaw, President

                                            Date: November 6, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the principal Executive Officer, principal Financial Officer, Secretary and majority of Board Members on behalf of the Registrant and in the capacities and on the dates indicated:

    Signature                   Capacity                            Date
    ---------                   --------                            ----


/s/ Allen E. Shaw               President and Director          November 6, 1998
---------------------
Allen E. Shaw


/s/ Charles F. Forbes           Secretary and Director          November 6, 1998
---------------------
Charles F. Forbes


/s/ Michael J. Young            Treasurer and Chief             November 6, 1998
---------------------           Accounting Officer
Michael J. Young


/s/ Donald J. Krpan             Director                        November 6, 1998
---------------------
Donald J. Krpan


/s/ Doug Shaw                   Director                        November 6, 1998
---------------------
Doug Shaw