Form 10-K
period 1999-06-30
AMERICAN HOSPITAL MANAGEMENT CORP
filed 2000-02-22
CIK 5197

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

Date of Report     June 30, 1999          Commission file number          0-2751
                   -------------                                          ------

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)

         CALIFORNIA                                            95-1861243
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

P.O. Box 1116
Arcata, California                                          95521
-------------------------------                           ----------
(Address of principal executive                           (Zip Code)
offices)

Registrant's telephone number, including area code:   (707) 839-8474
                                                      ---------------
Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange on
         Title of each class                         which registered
         -------------------                         ----------------

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
                              Yes            No     X
                                 ---------      --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. Yes            No     X
              ---------      --------

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

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of share outstanding of each of the registrant's classes of common stock as of the latest practicable date (224,837 at December 31,1999).

Total number of pages, including cover - 41

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

Item 3.           Legal Proceedings
-------           -----------------

                  None.

Item 4.           Submission of Matters to Vote of Security Holders
-------           -------------------------------------------------

                  There were no matters submitted to a vote by the security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.           Market for the Registrant's Common Stock and Related Security
-------           -------------------------------------------------------------
                  Holder Matters
                  --------------

                  There is no market for the registrant's stock. There are approximately 400 shareholders at June 30, 1999. No dividends were paid on common stock during the three years ended June 30, 1999. The Company is current on paying all cumulative preferred stock dividends.

Item 6.           Selected Financial Data
-------           -----------------------

                                                                              Year ended June 30
                                           --------------------------------------------------------------------------------------
                                           1999                  1998                1997                1996                1995
                                           ----                  ----                ----                ----                ----
Total operating
revenue, net                           $ 24,089,600         $ 22,992,958        $ 22,096,357        $ 22,895,801        $ 21,148,254

Net income                                 (164,824)             350,874             200,588             223,815             593,342

Primary earnings
per share                                     (1.15)                1.12                 .45                 .52                2.06

Fully diluted
earnings per share                             --                   1.09                 .62                 .67                1.75

Cash dividends per
common share                                   --                   --                  --                  --                  --

Total assets                             22,302,627           22,411,941          20,342,679          20,557,286          19,800,615

Long-term debt                              741,865              206,265             206,932             403,581             803,248

Working capital                           8,553,820            8,905,761           8,542,725           7,851,133           7,165,927

Redeemable
preferred stock                              47,442               47,690              48,334              50,850              51,623

Stockholders'
equity                                   15,416,989           15,891,443          15,060,535          14,633,038          14,077,102


Item 7            Management's Discussion and Analysis of
------            ---------------------------------------
                  Financial Condition and Results of Operations
                  ---------------------------------------------

                                      1999
                                      ----

                  Results of Operations
                  ---------------------

                  Hospital revenues increased slightly during 1999 as the Hospital continues to expand services to encourage use. Use of outpatient services increased, and there was a small rate increase. Patient revenue totaled $46,721,000 in 1999 compared to $44,682,000 in 1998, a 4.6% increase of $2,039,000.

                  Contractual allowances totaled $23,808,000 in 1999 compared to $21,690,000 in 1997, a 9.8% increase. Government regulatory agencies attempt to reimburse the Hospital based on cost of services. But, as the government continues its efforts to cut back on rising health care payments, the actual reimbursement to the Hospital continues to decrease as evidenced by the large increase in contractual allowances. For the five years ended June 30, 1999, contractual allowances and provisions for bad debts have amounted to approximately $104,000,000 or 49% of gross revenue. At times the Hospital is unable to even recoup costs on Medicare patients under the current methodology of reimbursement. Medi-Cal has also imposed certain limitations that negatively impacted the amount the Hospital is reimbursed for Medi- Cal patients.

                  Operating costs and expenses were $25,459,000 compared to $23,984,000 in 1998, a 6.2% increase. Operating costs actually increased $1,416,000 while the provision for bad debts increased by $59,000, resulting in the combined increase of $1,475,000. The increase in accounts written off is indicative of the industry wide difference between standard rates and the amount actually collected.

                  The continued reduction in third-party reimbursement is the major contributing factor to the 1999 operating loss of $980,000. The Hospital is still dealing with third-party payors to finalize cost reports under audit. Management is actively appealing various adjustments made by the intermediary, and, even though, it appears the Hospital will prevail on various issues, no amount will be booked as a receivable until the ultimate outcome of the appeal is known. Net loss, after investment income was $165,000 in 1999 compared to net income of $350,874 in 1998. In addition to the negative impact of write offs and contractual allowances on operations, for 1999, the Hospital, under its self insurance program had to pay for various catastrophic claims that resulted in maximum reimbursement. Management feels these types of claims will not be recurring cost in the future.

                                 1999 continued
                                 ----

                  Over the years, as the Company incurs more contractual allowances and uncollectible accounts, results from operations have suffered. The Company continues to enjoy good returns on its investments to help maintain a net profit. For the current year, sales of investments resulted in gains of $433,000, while total investment income was $863,000. As discussed in
                  Item 1, the Company continues to expand operations to maintain a competitive edge in a continuing ever changing health care environment. All construction projects, considered necessary to maintain operations, will be completed without negative impact on the financial statements

                  The purpose of these projects is to keep the users of the Hospital in their primary service area when health care is required, thereby enhancing the Hospital's inpatient service occupancy. By so doing, it is anticipated that operations will improve, even though the continued burden of government contractual agreements to provide health care, sometimes below cost, is being further complicated by the introduction of managed care contracts in the Humboldt County area.

                  Liquidity and Capital Resources
                  -------------------------------

                  The Company's financial condition remains very strong with substantial investments, strong liquidity and minimal debt. The cash and liquid investments are being maintained to subsidize Hospital operations, finance needed construction and increased services at Mad River Community Hospital. Currently, the Company has approximately $6,070,000 in cash and short-term investments. Included in this amount are $3,055,000 in unrealized holding gains.

                  Cash provided by operating and investing activities continue to fund investing activities, the largest of which is the purchase of real estate, property and equipment, which totaled $1,258,000 in 1999. As the long-term debt relates only to the acquisition of major equipment, cash required for financing activities remains relatively low.

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

                  Contractual allowances totaled $21,690,000 in 1998 compared to $18,934,000 in 1997, a 14.6% increase. Government regulatory agencies attempt to reimburse the Hospital based on cost of services. But, as the government continues its efforts to cut back on rising health care payments, the actual reimbursement to the Hospital continues to decrease as evidenced by the large increase in contractual allowances. For the five years ended June 30, 1998, contractual allowances and provisions for bad debts have amounted to approximately $111,000,000 or 48% of gross revenue. At times the Hospital is unable to even recoup costs on Medicare patients under the current methodology of reimbursement. Medi-Cal has also imposed certain limitations that negatively impacted the amount the Hospital is reimbursed for Medi- Cal patients.

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

Item 8.           Financial Statements and Supplementary Data
-------           -------------------------------------------

                              FINANCIAL STATEMENTS
                              --------------------

                  Description                                        Page
                  -----------                                        ----

Independent Auditors' Report                                          14

Financial Statements:

         Balance Sheets - June 30, 1999 and 1998                     15-16

         Statements of Income -
           Years ended June 30, 1999, 1998 and 1997                    17

         Statements of Comprehensive Income
           Years ended June 30, 1999, 1998 and 1997                    18

         Statements of Stockholders' Equity
           Years ended June 30, 1999, 1998 and 1997                    19

         Statements of Cash Flows -
           Years ended June 30, 1999, 1998 and 1997                   20-21

         Notes to Financial Statements                                22-32

Item 14.  Exhibits, Financial Statement, Schedules
            and Reports on Form 8-K                                    38

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION

                   Annual Report for Corporations - Form 10-K
                       Years ended June 30, 1999 and 1998

                              Financial Statements,
                     Supplementary Data and Auditors' Report

                          Independent Auditors' Report
                          ----------------------------

The Board of Directors and Stockholders:
American Hospital Management Corporation

We have audited the accompanying balance sheets of American Hospital Management Corporation as of June 30, 1999 and 1998, and the related statements of income, comprehensive income, stockholders' equity, and cash flows and the supporting financial statement schedules as listed in the accompanying index at Item 14, for the years ended June 30, 1999, 1998 and 1997. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Hospital Management Corporation at June 30, 1999 and 1998, and the results of its operations and its cash flows for the years ended June 30, 1999, 1998 and 1997 in conformity with generally accepted accounting principles, and the supporting financial statement schedules as listed in the accompanying index at Item 14, when considered in relation to the basic financial statements taken as a whole, in our opinion, present fairly in all material respects, the information set forth therein.


                                                             /s/ K.C. Miller
                                                             ---------------
                                                             K.C. Miller, CPA

West Covina, California
September 30, 1998

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                                 Balance Sheets
                             June 30, 1999 and 1998

                           Assets
                           ------
                                                                                                      1999                   1998
                                                                                                      ----                   ----
Current assets:
  Cash and cash equivalents                                                                       $   103,244            $   209,652
  Restricted cash, held as security for letter of credit                                                 --                  326,336
 Marketable securities                                                                              5,966,623              7,040,973
  Receivables:
    Patients, net of estimated uncollectibles of $230,699
      and $292,723, in 1999 and 1998, respectively                                                  7,097,948              6,373,188
    Other                                                                                             347,203                282,012
    Refundable income tax                                                                             174,800                   --
  Supplies, at lower of cost (first-in, first-out) or market                                        1,031,050                974,566
  Prepaid expenses                                                                                     76,436                 77,087
                                                                                                  -----------            -----------
          Total current assets                                                                     14,797,304             15,283,814
Property and equipment, net                                                                         4,456,871              3,970,061

Real estate held for investment, net                                                                2,045,578              2,091,247

Deferred income taxes                                                                                 397,236                436,515

Other assets                                                                                          605,638                630,304
                                                                                                  -----------            -----------
                                                                                                  $22,302,627            $22,411,941
                                                                                                  ===========            ===========

(continued)

The accompanying notes are an integral part of these financial statements.

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                                 Balance Sheets
                             June 30, 1999 and 1998

               Liabilities and Stockholders' Equity
               ------------------------------------
                                                                                                     1999                   1998
                                                                                                     ----                   ----
Current Liabilities:
  Current maturities of long-term debt                                                            $    99,711            $    63,820
  Accounts payable and accrued expenses:
    Trade                                                                                           2,068,082                810,740
    Accrued liabilities                                                                             1,723,938              1,667,944
    Estimated third-party payor settlements                                                           577,572              1,761,121
    Income taxes:
      Current                                                                                            --                  115,574
      Deferred                                                                                      1,774,181              1,958,854
                                                                                                  -----------            -----------

                  Total current liabilities                                                         6,243,484              6,378,053
                                                                                                  -----------            -----------

Long-term debt, less current maturities                                                               642,154                142,445
                                                                                                  -----------            -----------

Stockholders' equity:
    $2 cumulative preferred stock, par value $1 per share;
    authorized 100,000 shares; issued 65,270.82 shares;
    reacquired 17,828.68 and 17,580.96 shares; outstanding
    47,442.14 and 47,689.86 shares; aggregate redemption and
    liquidating value of $1,304,659
    and$1,311,471 at June 30, 1999 and 1998, respectively                                              47,442                 47,690
  Common stock, par value $1.00 per share;
    authorized 400,000 shares, issued 249,051 shares,
    reacquired 24,024 and 22,894 shares; outstanding - 225,027
    and 226,157 shares at June 30, 1999 and 1998, respectively                                        225,027                226,157
  Additional paid-in capital                                                                          148,783                163,769
  Unrealized holdings gains, net, for investments                                                   1,838,505              2,055,054
  Retained earnings                                                                                13,157,232             13,398,773
                                                                                                  -----------            -----------

                  Total Stockholders' equity                                                       15,416,989             15,891,443
                                                                                                  -----------            -----------

                                                                                                  $22,302,627            $22,411,941
                                                                                                  ===========            ===========

(concluded)
The accompanying notes are an integral part of these financial statements.

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                              Statements of Income
                    Years ended June 30, 1999, 1998, and 1997

                                                                      1999               1998             1997
                                                                      ----               ----             ----
Net patient service revenue                                        $24,089,600       $22,992,958      $22,096,357
Other revenue                                                          389,879           396,746          456,549
                                                                  ------------      ------------      ------------

                  Total operating revenue                           24,479,479        23,389,704       22,552,906
                                                                  ------------      ------------      ------------

Operating costs and expenses:
     Professional care of patients                                  14,819,559        14,552,630        13,730,083
General services                                                     2,456,966         2,485,699         2,588,394
Administrative services                                              3,583,756         3,227,783         3,388,734
     Employee health and welfare                                     2,084,133         1,210,164         1,459,831
     Medical malpractice insurance                                     323,546           395,630           382,619
     Interest                                                           74,966            16,327            48,775
     Depreciation and amortization                                     939,858           979,028         1,050,221
     Provision for bad debts                                         1,176,463         1,116,908           709,204
                                                                  ------------      ------------      ------------
                  Total operating costs and expenses                25,459,247        23,984,169        23,357,681
                                                                  ------------      ------------      ------------
                  Loss from operations                                (979,768)         (594,465)         (804,775)
                                                                  ------------      ------------      ------------
Other income:
     Investment income                                                 627,759         1,049,449           990,102
     Other                                                              12,385            13,391            36,418
                                                                  ------------      ------------      ------------
                                                                       640,144         1,062,840         1,026,520
                                                                  ------------      ------------      ------------
(Loss) income before income taxes                                     (339,624)          468,375           221,745
     Provision for income tax benefit expense                          174,800           117,501            21,157
                                                                  ------------      ------------      ------------

                  Net (loss) income                               $   (164,824)     $    350,874      $    200,588
                                                                  ============      ============      ============

Primary (loss) earnings per common share                          $      (1.15)     $       1.12      $       .45
                                                                  ============      ============      ============

Fully diluted (loss) earnings per common share                                      $       1.09      $        .62
                                                                                    ============      ============


The accompanying notes are an integral part of these financial statements.

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                       Statements of Comprehensive Income
                    Years ended June 30, 1999, 1998, and 1997

1999
----

Net loss                                                                       $(164,824)
         Other comprehensive income, net of tax
           Unrealized gains on securities
             Unrealized holding gains arising during tax period   $  71,776
               Less: reclassification entry for gains included
                  in net income                                    (432,691)    (360,915)
                                                                  ---------    ---------
Comprehensive loss                                                             $(525,739)
                                                                               ==========


1998
----

Net income                                                                     $ 350,874
         Other comprehensive income, net of tax
           Unrealized gains on securities
             Unrealized holding gains arising during tax period   $ 987,020
               Less: reclassification entry for gains included
                  in net income                                    (387,510)     599,510
                                                                  ---------    ---------
Comprehensive income                                                           $ 950,384
                                                                               =========


1997
----

Net income                                                                      $ 350,874
         Other comprehensive income, net of tax
           Unrealized gains on securities

             Unrealized holding gains arising during tax period   $ 477,535
               Less: reclassification entry for gains included

                  in net income                                    (112,708)     364,827
                                                                  ---------    ---------
Comprehensive income                                                           $ 715,701
                                                                               =========

The accompanying notes are an integral part of these financial statements.


                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                    Years ended June 30, 1999, 1998 and 1997

                                                            1999             1998          1997
                                                            ----             ----          ----
Stockholders' Equity:

     Cumulative Preferred Stock

       Beginning balance                                $     47,690    $     48,334    $     50,850
          Reacquired stock                                       268             644           2,516
                                                        ------------    ------------   -------------
       Ending balance                                         47,422          47,690          48,334
                                                        ------------    ------------   -------------

     Common Stock

       Beginning balance                                     226,157         228,057         233,213
          Reacquired stock                                     1,130           1,900           5,156
                                                        ------------    ------------   -------------
       Ending balance                                        225,027         226,157         228,057
                                                        ------------    ------------   -------------

     Additional paid-in-capital

       Beginning balance                                     163,769         194,427         296,210
          Reacquired stock                                    14,986          30,658         101,783
                                                        ------------    ------------   -------------
       Ending balance                                        148,783         163,769         194,427
                                                        ------------    ------------   -------------

     Unrealized holdings gains, net, for investments

       Beginning balance                                   2,055,054       1,455,544       1,026,809
          Change in unrealized holdings gains, net          (216,549)        599,510         428,735
                                                        ------------    ------------   -------------
       Ending balance                                      1,838,505       2,055,054       1,455,544
                                                        ------------    ------------   -------------

     Retained Earnings

       Beginning balance                                  13,398,773      13,134,173      13,025,956
          Net (loss) income                                 (164,824)        350,874         200,588
          Cash dividends paid on preferred stock             (76,717)        (86,274)        (92,371)

       Ending balance                                     13,157,252      13,398,773      13,134,173
                                                        ------------    ------------   -------------

         Total Stockholders' equity                     $ 15,486,989    $ 15,891,443    $ 15,060,535
                                                        ============    ============   =============

The accompanying notes are an integral part of these financial statements.


                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                            Statements of Cash Flows
                    Years ended June 30, 1999, 1998 and 1997

                                                             1999              1998             1997
                                                             ----              ----             ----
Cash flows from operating activities:
     Cash received from patients
       and third-party payors                             $ 21,394,707    $ 22,985,273    $ 20,927,495
     Cash paid to employees and suppliers                  (22,010,456)    (22,342,220)    (21,256,175)
     Investment income received                                232,119         565,439         934,579
     Interest paid                                       (      74,966)   (     16,327)  (      48,775)
     Income taxes, net change                            (     116,602)   (     52,147)         20,332
                                                          ------------    ------------    ------------
              Net cash (used in) provided by
                operating activities                     (     578,199)      1,140,018         577,456
                                                          ------------    ------------    ------------
Cash flows from investing activities:
     Purchase of real estate held for investment                    --     (   198,387)             --
     Purchase of property and equipment, net             (   1,380,999)    ( 1,258,401)  (     706,159)
     Proceeds from sale of short-term investments            3,719,961       3,189,509       2,433,022
     Purchase of short-term investments                     (2,247,503)     (2,691,389)     (2,691,259)
     Other                                               (      65,191)         68,417   (      60,401)
                                                          ------------    ------------    ------------
              Net cash provided by (used in)
                investing activities                            26,268     (   890,251)     (1,024,797)
                                                          ------------    ------------    ------------
Cash flows from financing activities:
     Proceeds from issuance of long-term debt                  679,699         251,216         121,216
     Principal reductions of long-term debt              (     144,099)    (   251,882)  (     317,865)
     Dividends paid                                      (      76,713)    (    86,274)  (      92,371)
     Payments for reacquired stock                       (      16,364)    (    33,202)  (     109,455)
                                                          ------------    ------------    ------------
              Net cash provided by (used in)
                financing activities                           442,523     (   120,142)        398,575)
                                                          ------------    ------------    ------------

Net (decrease) increase in cash and cash equivalents     (     106,408)        129,625   (     845,816)
Cash and cash equivalents, beginning of year                   209,652          80,027         925,843
                                                          ------------    ------------    ------------
Cash and cash equivalents, end of year                    $    103,244    $    209,652    $     80,027
                                                          ============    ============   =============
Supplemental schedule of non-cash investing
 activities:

     (Decrease ) increase in fair value of investments    $   (360,915)   $    714,559    $    714,559
     Change in deferred taxes                                  144,366    (    285,824)   (    285,824)
                                                          ------------    ------------    ------------

     (Decrease) increase in unrealized holding gains      $(   216,549)   $    428,735    $    428,735
                                                          ============    ============   =============


The accompanying notes are an integral part of these financial statements.


                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                      Statements of Cash Flows (concluded)
                    Years ended June 30, 1999, 1998 and 1997

                                                          1999           1998          1997
                                                          ----           ----          ----
Reconciliation of net income to net cash
  provided by operating activities:
Net (loss) income                                     $  (164,824)   $   350,874   $   200,588
Adjustments to reconcile net income to net
     cash provided by operating activities:

         Depreciation and amortization                    964,524      1,046,223     1,083,162
         Partnership income                                    --    (     4,688)  (       343)
         Gain on sale of investments                  (   432,691)   (   517,370)  (   124,539)
         Increase in cash surrender value                      --    (   162,300)  (    60,000)

Change in assets and liabilities:
    (Increase) decrease in patient receivables, net   (   724,760)   (   326,890)      185,008
    (Decrease) increase in third-party payors, net     (1,183,549)     1,039,367   ( 1,101,395)
    Change in income taxes, net                       (   291,402)        65,354        41,489
    (Increase) decrease in supplies                   (    56,484)   (   121,912)        2,680
     Decrease (increase) in prepaid expenses                  651         31,120   (    23,226)
    Increase (decrease) in trade accounts payable       1,257,342    (   163,204)      411,638
    Increase (decrease) in accrued expenses, net           55,994    (    96,556)  (    37,606)
                                                      -----------    -----------   -----------
Net cash (used in) provided by
     operating activities                             $  (575,199)   $ 1,140,018   $   577,456
                                                      ===========    ===========   ===========




The accompanying notes are an integral part of these financial statements.

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                          Notes to Financial Statements
                          June 30, 1999, 1998 and 1997

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

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                    Notes to Financial Statements, continued

(2)      Net Patient Service Revenue
         ---------------------------

The Hospital has agreements with third-party payors that provide for payments to the Hospital at amounts different from its established rates. A summary of the payment arrangements with major third-party payors follows:

      * Medicare. Inpatient acute care services rendered to Medicare program beneficiaries are paid at prospectively determined rates per discharge. These rates vary according to a patient classification system that is based on clinical, diagnostic, and other factors. Inpatient nonacute services, certain outpatient services, and defined capital and medical education costs related to Medicare beneficiaries are paid based on a cost reimbursement methodology. The Hospital is reimbursed for cost reimbursable items at a tentative rate with final settlement determined after submission of annual cost reports by the Hospital and audits thereof by the Medicare fiscal intermediary. The Hospital's classification of patients under the Medicare program and the appropriateness of their admission are subject to an independent review by a peer review organization under contract with the Hospital. The Hospital's Medicare cost reports have been audited by the Medicare fiscal intermediary through June 30, 1996.

      * Medicaid. Inpatient and outpatient services rendered to Medicaid program beneficiaries are reimbursed under a cost reimbursement methodology. The Hospital is reimbursed at a tentative rate with final settlement determined after submission of annual cost reports by the Hospital and audits thereof by the Medicaid fiscal intermediary. The Hospital records supplies cost acquired and used by the operating room department as operating cost of that department. The intermediary disagreed with the classification of cost in the operating department and reclassified the revenue relating to the cost to Central Supply. Therefore, the Hospital has included cost in 1998 of approximately $967,000 relating to audit adjustments made by the intermediary for prior years' cost reports. Management of the Hospital feels this reclassification was made in error and is appealing the decision made by the intermediary. Until a final decision is reached, the Hospital will not include the effect of including the supplies cost in the operating department as part of the revenues of the Hospital. The Hospital's Medicaid cost reports have been audited by the Medicaid fiscal intermediary through June 30, 1996.

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

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                    Notes to Financial Statements, continued

(2)      Net Patient Service Revenue, continued
         ---------------------------

Gross patient service revenue and related provision for contractual allowances for the years ended June 30, are summarized as follows:

                                                       1999          1998             1997
                                                       ----          ----             ----
         Gross patient service revenue            $46,721,049     $44,682,474    $41,030,222
              Less contractual allowances          22,241,570      21,689,516     18,933,865
                                                  ------------    -----------    -----------
         Net patient service revenue              $24,479,479     $22,992,958    $22,096,357
                                                  ===========     ===========    ===========

At June 30, 1999 and 1998, accounts receivable are primarily concentrated in federal and state governmental entities and other patients in which the Company does not believe there is any undue credit risk.

For the three years ended June 30, 1999, contractual allowances and provisions for bad debts has totaled $66,257,405, approximately 50% of gross revenue.

(3)      Marketable Securities
         ---------------------

Cost and fair value of marketable equity securities at June 30, 1999 and 1998, are as follows:

                                                                     1999                       1998
                                                                     ----                       ----
                           Available for sale:
                               Cost                              $2,911,876                   $3,625,311
                               Fair Value                         5,966,623                    7,040,973
                               Unrealized Gain                    3,085,653                    3,459,682
                               Unrealized Loss                      (30,906)                     (44,020)

         Gain or loss from sale of securities is based on specific identification of the securities sold. The change in net unrealized holding gains on securities available for sale, net of the tax effect, of $(360,915), $599,510 and $364,827 for the years ended June 30, 1999,
         1998 and 1997 have been charged to comprehensive income. For the years ended June 30, 1999, 1998 and 1997, realized gains and realized losses were $606,848 and $(174,157), $578,111 and $( 60,741), and $327,314 and
         $(202,775), respectively.

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                    Notes to Financial Statements, continued

(4)      Property and Equipment
         ----------------------

At June 30, 1999 and 1998, property and equipment is comprised of the following:

                                                                            1999          1998
                                                                            ----          ----

         Land and improvements                                           $    44,500   $    44,500
         Buildings                                                         4,814,668     4,678,975
         Equipment                                                         7,969,647     6,867,846
         Construction in progress                                            562,247       418,741
                                                                         -----------   -----------
                                                                          13,391,062    12,010,062

         Accumulated depreciation and amortization                         8,934,191     8,040,001
                                                                         -----------   -----------
         Net property and equipment                                      $ 4,456,871   $ 3,970,061
                                                                         ===========   ===========


Property and equipment include certain capitalized leases, as follows:

                                                                             1999          1998
                                                                         -----------   -----------
         Equipment                                                       $ 2,308,972   $ 1,629,274
           Less accumulated amortization                                   1,499,472     1,363,655
                                                                         -----------   -----------
                                                                         $   809,500   $   265,619
                                                                         ===========   ===========

Amortization expense on capitalized leases for the years ended June 30, 1999, 1998 and 1997 totaled $136,087, $301,767 and $287,038, respectively.

Annual future minimum lease payments under capitalized leases at June 30, 1999 are as follows:

                                                     2000                               $  152,919
                                                     2001                                  145,979
                                                     2002                                  145,979
                                                     2003                                  145,979
                                                     2004                                  184,936
                                                                                       -----------
                  Total minimum lease payments                                             775,792
                  Less amount representing interest (6.75% to 16%)                       ( 170,395)
                                                                                       -----------
                  Present value of minimum lease payments                                  605,397
                  Less current maturity                                                     97,743
                                                                                       -----------
                                                                                        $  507,654
                                                                                       ===========

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                    Notes to Financial Statements, continued

(5)       Real Estate Held for Investment
          -------------------------------

Real estate held for investment consists of 14 properties, 9 of which have a building on its lot. These are itemized as follows:

                  Property Location:
                    McKinleyville, California                                             $1,475,472
                    Willow Creek, California                                                 335,608
                    Lakeport, California                                                     333,521
                    Arcata, California                                                       161,750
                    Eureka, California                                                       134,908
                                                                                          ----------
                                                                                           2,441,259

                      Less accumulated depreciation for rented property                      395,681
                                                                                          ----------
                                                                                          $2,045,578
                                                                                          ==========

The properties with buildings attached are either used temporarily for Hospital purposes, or used as rental property. All properties are valued at cost as it is not cost effective to determine fair value. Based on the property records available, there is no impairment of value.

(6)      Other Assets
         ------------

At June 30, 1999 and 1998, other assets include cash surrender value of four life insurance polices totaling $449,570, and investment in partnerships of $92,117.

(7)      Long-Term Debt
         --------------

         Long-term debt at June 30, 1999 and 1998, consists of the following:

                                                                               1999          1998
                                                                               ----          ----
           Bank note, secured by investment property, interest rate of 2.25%
           above bank index (6.812% at June 30, 1999), payable in monthly
           installments, maturing in 2021                                    $136,468     $138,386
           Lease obligations, payable in installments
           through 2004 with a weighted average
           interest rate of 10.2%                                             605,397       67,878
                                                                             --------    ---------
                                                                              741,865      206,264
             Less current maturities                                           99,711       63,820
                                                                             --------    ---------
                                                                             $642,154     $142,445
                                                                             ========    =========

         The maturities of long-term debt for each of the succeeding five years subsequent to June 30, 1999, are as follows: 2000-$99,711; 2001-$100,138; 2002-$100,988; 2003-$114,270; 2004-$183,262 and 2005 and
         beyond-$122,483.

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                    Notes to Financial Statements, continued

(8)      Income Taxes
         ------------

At June 30, income tax expense consisted of the following:

                                                                       1998
                                            ------------------------------------------------------------
                                             Federal                 California                  Total
                                             -------                 ----------                  -----
                  Current                   $ 82,505                $   33,069                 $ 115,574
                  Deferred                     4,743                (    2,816)                    1,927
                                            --------                ----------                 ---------
                                            $ 87,248                $   30,253                 $ 117,501
                                            ========                ==========                 =========


                                                                       1997
                                            -------------------------------------------------------------
                                              Federal                California                  Total
                                              -------                ----------                  -----
                  Current                   $ 48,502                $    33,995               $    82,497
                  Deferred                  ( 38,344)                 (  22,996)                (  61,340)
                                           ---------                -----------               -----------
                                            $ 10,158                $    50,626               $    21,157
                                           =========                ===========               ===========

Deferred tax expenses (credits) for 1998, and 1997 result from the following temporary differences:

                                                                    1998                      1997
                                                                    ----                      ----
         California franchise tax                              $     8,921                $   16,095
         Depreciation and amortization                             (31,277)                  (67,878)
         Allowance for bad debts                                  (  3,067)                  (35,681)
         Vacation accrual                                           39,391                    33,937
         Other                                                     (12,041)               (   7,813)
                                                               -----------                ----------
                                                               $     1,927                $  (61,340)
                                                               ===========                ==========

         In addition, deferred tax liability is recorded in the balance sheet, resulting from the change in unrealized holdings for investments. The change in deferred income taxes for the years ended June 30, 1999 and 1998 was $(144,367) and $390,246, respectively.

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                    Notes to Financial Statements, continued

(8)      Income Taxes continued
         ------------

Recorded income tax expense differs from that computed by applying the statutory income tax rates for the following reasons:

                                                                          1998               1997
                                                                          ----               ----
         Computed tax at statutory rate                                $ 186,574        $    95,866
         Increases (decreases) resulting from:
            California franchise tax                                   (   1,365)       (     5,691)
            Domestic dividend exclusion
               allowance                                               (  27,335)       (    37,056)
            Cash surrender value                                       (  60,958)       (    22,260)
            Entertainment deduction                                       11,438              6,000
            Prior year (over) under accrual                                9,147        (    15,702)
                                                                      ----------        -----------

                                                                       $ 117,501        $    21,157
                                                                      ==========        ===========

(9)      Preferred Stock
         ---------------

The preferred stock provides for cumulative dividends of $2 per share per year. The stock has a redemption and liquidating value of $27.50 per share, plus dividends in arrears. Total redemption and liquidating value of the outstanding shares at June 30, 1999 and 1998, was $1,304,659 and $1,311,471, respectively.
In the event of redemption, two shares of common stock can be issued for each share of preferred stock redeemed (if option is exercised by preferred stockholder). Redemption of the preferred stock, in total only, is at the option of the Company.

(10)     Income per Common Share
         -----------------------

Income per common share, assuming no dilution, was computed by dividing the net income after deduction of preferred stock dividend requirements of $94,884, $95,380 and $96,667, by the weighted average number of common shares outstanding (225,592, 227,332 and 230,635) for 1999, 1998 and 1997, respectively.

Income per common share, assuming full dilution, was computed by dividing net income by the weighted average number of common shares outstanding, after redemption of preferred stock, (321,537 and 324,724) for 1998 and 1997, respectively. For 1999, there was an anti-dilutive effect for all shares, assuming full dilution.

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

(12)     401(k) Plan
         -----------

The Plan is a defined contribution plan to which all employees are permitted to make salary deferrals under the 401(k) provision. Such contributions are credited directly to their accounts. Based on the Plan document, the Employer can make discretionary contributions for the participants. No contribution was made for any of the three years ended June 30, 1999.

(13)     Concentrations of Credit Risk
         -----------------------------

The Hospital grants credit without collateral to its patients, most of whom are local residents and are insured under third-party payor agreements. The mix of receivables from patients and third-party payors at June 30, 1999 and 1998, was as follows:

                                                        1999           1998
                                                        ----           ----
                  Medicare                               38.4%         37.5%
                  Medi-Cal                               15.1          16.2
                  Other third-party payors               33.8          33.4
                  Patients                               12.7          12.9
                                                       ------        ------
                                                          100%          100%
                                                       ======        ======

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                    Notes to Financial Statements, continued

(14)     Self-insurance Program
         ----------------------

The Hospital has elected to self-insure for health care benefits to its employees. Amounts charged to expense and transferred monthly to a trust fund to cover such claims are estimated using rates comparable to actual rates in the industry. Management believes that amounts provided are sufficient to cover claims and costs incurred through June 30, 1999. The rates used to determine the amounts charged to expense for claims and costs are adjusted periodically, as appropriate, to reflect actual experience. The Hospital has 100 percent insurance coverage for individual claim expenses in excess of $50,000 and for aggregate claim expenses in excess of $1,365,218.

Health care benefit expense was approximately $2,084,133, $1,210,164 and $1,459,831 for the years ended June 30, 1999, 1998 and 1997, respectively.

(15)     Commitments and Contingencies
         -----------------------------

Commitments.

The Company had one operating lease with monthly payments of $2,450 with a remaining term of 23 months. Total rental expense for the years ended June 30, 1999, 1998 and 1997 was $380,325, $227,486 and $201,118, respectively

Litigation. The Hospital is involved in litigation and regulatory investigations arising in the course of business. After consultation with legal counsel and insurance carriers, management estimates that these matters will be resolved without material adverse effect on the Hospital's future financial position or results from operations.

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

Since the fair value is estimated as of June 30, 1999, the amounts that will actually be realized or paid at settlement of the instruments could be significantly different.

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

Item 9.           Changes in and disagreements with accountants on
-------           ------------------------------------------------
                  Accounting and Financial Disclosure
                  -----------------------------------

                  None.

PART III

Item 10. Directors and Executive Officers of the Registrant
-------  --------------------------------------------------

Name and principal occupation
during last five years            Since    Age    Office           Occupation
----------------------            -----    ---    ------           ----------

Lawrence V. Blashaw               1970     73    Director          President of
                                                                   Freight For-
                                                                   warding Co.

Charles F. Forbes, Attorney       1968     69    Secretary &       Attorney
Musick, Peeler & Garrett                         Director

Allen E. Shaw, President          1960     81    President &       President of
of the Company                                   Director          Company

Douglas A. Shaw, Vice President   1981     48    Vice President    Hospital
Administrator                                    & Director        Administrator

Richard J. Stanczak               1977     73    Director          Business
Business Consultant                                                Consultant

Michael Young, Controller         1978     51    Treasurer         Hospital
Administrator                                                      Controller

Donald J. Krpan, D.O.             1988     63    Director          President of
                                                                   the American
                                                                   Osteopath
                                                                   Association

John Aryanpur, M.D.               1998     39    Director          Neurosurgent

Item 11.  Executive Compensation
--------  ----------------------

          The following table sets forth the aggregate direct remuneration paid or accrued by the Company for services in all capacities for the fiscal year ended June 30, 1999, to each director and officer of the Company whose aggregate direct remuneration exceeded $100,000 and to all directors and officers (as a group) who were such at any time during the last fiscal year.

                                                       Cash and cash equivalent
                                                       forms of remuneration
                                                       ---------------------
Name of individual                                        Salaries, fees,
or number of               Capacities in which            directors' fees
persons in group           remuneration was received        and bonuses
----------------           -------------------------        ----------

Allen E. Shaw              President and Chairman of         $ 100,000
                           the Board

Douglas A. Shaw            Vice President, Administrator        41,000

Michael Young              Treasurer and Controller of          75,904
                           Mad River Community Hospital

All other directors
  and officers as a
  group (5 persons)                                              6,600
                                                             ---------

(8 persons)                                                  $ 223,504
                                                             =========

Note: There was no contractual agreement with any directors regarding compensation, pensions or stock options. Directors, from time to time, are compensated for attendance at meetings for their general administrative duties although there is no required payment. Total director compensation for 1999 was $6,600. There have not been any payments made to officers or directors for severance of relationship.

Item 12.  Security Ownership of Certain
--------  -----------------------------
          Beneficial Owners and Management
          --------------------------------

          Owners of 5% or more of outstanding voting securities at June 30, 1999, were as follows:

                                                       Amount and
                                                       nature of
                                        Title of       beneficial     Percent
Name of beneficial owner                 class         ownership      of class
------------------------                 -----         ---------      --------

Allen E. Shaw Family                   Common          118,079         52.47%
San Clemente, California               Preferred         1,970          4.15%

Arcata Hospital Corporation*           Common           20,898          9.28%
Palos Verdes Estates, California       Preferred        11,481         24.20%

Security ownership of management as a group
-------------------------------------------

All directors and officers as          Common          120,579         53.58%
  a group
All directors and officers             Preferred         1,970          4.15%
  a group


Security ownership of management is as follows:

                                                   Number of shares
                                              -------------------------
         Name                                Common          Preferred
         ----                                ------          ---------

         Lawrence V. Blashaw                   2,500               --
         Allen E. Shaw Family                118,079            1,970
                                            --------           ------
                                             120,579            1,970
                                            ========           ======

* Arcata Hospital Corporation is 98% owned by shareholders of the Company.

Item 13.  Certain Relations and
--------  ---------------------
          Related Transactions
          --------------------

          None.

PART IV

Item 14.  Exhibits, Financial Statement
--------  -----------------------------
          Schedules, and Reports on Form 8-K
          ----------------------------------

Page
----
(a) (1)         The following financial statements are included in
                  Part II, Item 8:

                     Report of Independent Auditors'

                     Financial Statements:
                         Balance Sheets
                           June 30, 1999 and 1998

                         Statements of Income
                           Years ended June 30, 1999, 1998 and 1997

                         Statements of Comprehensive Income
                           Years ended June 30, 1999, 1998 and 1997

                         Statements of Stockholders' Equity
                           Years ended June 30, 1999, 1998 and 1997

                         Statements of Cash Flows
                           Years ended June 30, 1999, 1998 and 1997

                         Notes to Financial Statements

     (2) The following financial schedules for the Years 1999, 199 8 and 1997 are submitted herewith:

                         Schedule II - Valuation and Qualifying Accounts

                         Schedule III - Real Estate and Accumulated Depreciation

                         All other schedules are omitted because they are not applicable or not required, or because the required information is included in the financial statements or notes hereto.

     (3)        Exhibits included herein:
                None

(b) Registrant did not file any reports on Form 8-K during the quarter ended June 30, 1999

                                   Schedule II

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION

                        Valuation and Qualifying Accounts
                    Years ended June 30, 1999, 1998 and 1997


                          Balance,      Charged     Charged                   Balance,
                         beginning        to        to other                    end
                          of year       income      accounts  Deductions      of year
                          -------       ------      --------  ----------      -------

Allowance for
doubtful receivables:

         1999            $  285,055  $  1,176,463            $  1,230,819   $  230,699
         1998              285,055      1,116,908               1,109,240      292,723
         1997              202,650        709,204                 626,799      285,055




                                  Schedule III

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION

                    Real Estate and Accumulated Depreciation
                    Years ended June 30, 1999, 1998 and 1997

                                 Related                                             Accumulated       Useful
         Description              debt           Land        Buildings     Total     Depreciation       Life
--------------------------------------------------------------------------------------------------------------------
     Rental property            $136,124       $482,346     $1,126,725   $1,609,071    $350,013          25

     Investment                  None           832,189                     832,189
                                -----------------------------------------------------------------
                                $136,124     $1,314,535     $1,126,725   $2,441,260    $350,013
                                =================================================================

    Cost:

         Balance at June 30, 1999, 1998 and 1997                       $2,241,260


    Accumulated Depreciation:

         Balance at June 30, 1997                                      $  307,476
           Depreciation during period                                      42,537
                                                                       ----------
         Balance at June 30, 1998                                         350,013
              Depreciation during period                                   45,669
                                                                       ----------
         Balance at June 30, 1999                                      $  395,682
                                                                       ==========



                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                      AMERICAN HOSPITAL MANAGEMENT CORPORATION

                                       By: /s/  ALLEN E. SHAW
                                           ------------------------------------
                                                Allen E. Shaw, President

                                       Date:  Oct. 30, 1999
                                            ------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the principal Executive Officer, principal Financial Officer, Secretary and majority of Board Members on behalf of the Registrant and in the capacities and on the dates indicated:

         Signature                Capacity                         Date
         ---------                --------                         -----

/s/ Allen E. Shaw                 President and Director          10-30-99
----------------------                                          ------------
Allen E. Shaw


/s/ Charles F. Forbes             Secretary and Director          10-30-99
----------------------                                           -----------
Charles F. Forbes


/s/ Michael J. Young               Treasurer and Chief            10-30-99
----------------------             Accounting Officer            -----------
Michael J. Young

/s/ Donald J. Krpan                Director                       10-30-99
----------------------                                           -----------
Donald J. Krpan


/s/ Doug Shaw                       Director                      10-30-99
----------------------                                           -----------
Doug Shaw