Form 10-K
period 2000-06-30
AMERICAN HOSPITAL MANAGEMENT CORP
filed 2000-12-29
CIK 5197

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

Date of Report      June 30, 2000           Commission file number     0-2751
                    -------------                                      ------

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)

           CALIFORNIA                                             95-1861243
-------------------------------                               ------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

P.O. Box 1116
Arcata, California                                                     95521
------------------                                                  -----------
(Address of principal executive                                      (Zip Code)
offices)

Registrant's telephone number, including area code: (707) 839-8474
                                                    --------------

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

                                Yes       No     X
                                    ----        ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                Yes          No X
                             ----        ----

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

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of share outstanding of each of the registrant's classes of common stock as of the latest practicable date (223,568 at June 30,2000).

Total number of pages, including cover - 42

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

                  The nearest competition to the Hospital is in Eureka (approximately 12 miles south) where two acute care facilities are located. Management of the Hospital feels that as long as it maintains a strong position in providing a full scope of health care services, the facilities located in Eureka will have less of a negative impact on Hospital use or occupancy. For this reason, the Hospital organized out-patient clinics in the outlying communities thereby maintaining the Hospital's presence in the service area. New buildings are planned for those departments still housed in mobile facilities and the Medical Office complex adjacent to the Hospital. In addition, a M.R.I.. was opened this year and major renovation has started for Radiology and the I.C.U. unit. The Hospital is improving landscaping and the overall appearance of the facility.

                  Another positive factor supporting Hospital use is community involvement. As the largest private employer in Arcata, the Hospital provides employment to approximately 500 local residents and, through its Home Health and recently expanded Adult Day Health Care departments, is highly visible in the community served. The Hospital continues to try to build on this strength by maintaining a strong image through the media and a helping hand in the community, while providing personalized quality services. The Hospital is a strong advocate for a community health care plan involving the medical staff, employers and the area's hospitals and health care providers wherein they will work together to provide a locally based alternative to out of the area managed care.

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

Item 2.           Properties
-------           ----------

                  The main facility operated by the Company is Mad River Community Hospital in Arcata, California. This single-level structure is licensed as a 80-bed acute hospital in Northern Humboldt County, California, where it provides full hospital services to a population of approximately 55,000. Since opening in 1972, the Hospital has maintained a program of expansion and improvements. It is located on 12 acres (part of a 48 acre site) adjacent to an expanded medical office complex owned by staff doctors which leaves sufficient open area for further expansion of medical services as needed.

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

                  Adult Day Health Care of Mad River , a separate not-for-profit organization, is operating an adult day health care facility in a building adjacent to and owned by Mad River Community Hospital. Michael Young, Controller of the Company, is functioning as Adult Day Health Care's Administrator and performs minimal accounting services for the organization. To meet the growing demands for this service, the existing building was expanded. This entity will continue to lease the facility from the Hospital.

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
                  Holder Matters
                  --------------

                  There is no market for the registrant's stock. There are approximately 392 shareholders at June 30, 2000. No dividends were paid on common stock during the three years ended June 30, 2000. The Company is current on paying all cumulative preferred stock dividends.

Item 6.           Selected Financial Data
-------           -----------------------

                                              Year ended June 30
                         -----------------------------------------------------------------

                         2000           1999            1998            1997          1996
                         ----           ----            ----            ----          ----
Total operating
revenue, net         $ 24,759,228   $ 24,089,600    $ 22,992,958   $ 22,096,357   $ 22,895,801

Net income (loss)         541,259       (164,824)        350,874        200,588        223,815

Basic earnings
per share                    2.00          (1.15)           1.12            .45            .52

Diluted
earnings per share           1.71          (1.15)           1.09            .62            .67

Cash dividends per
common share                   --             --              --             --             --

Total assets           22,409,022     22,302,627      22,411,941     20,342,679     20,557,286

Long-term debt            676,132        741,865         206,265        206,932        403,581

Working capital         8,861,853      8,553,820       8,905,761      8,542,725      7,851,133

Redeemable
preferred stock           46,829         47,442          47,690         48,334         50,850

Stockholders'
equity                 15,690,291     15,416,989      15,891,443     15,060,535     14,633,038

Item 7            Management's Discussion and Analysis of
------            ---------------------------------------
                  Financial Condition and Results of Operations
                  ---------------------------------------------

                                      2000
                                      ----

                  Results of Operations
                  ---------------------

                  Hospital revenues increased during 2000 as the Hospital continues to expand services to encourage use. Use of outpatient services increased, and there was a rate increase. Patient revenue totaled $50,615,000 in 2000 compared to $46,721,000 in 1999, a 8.3% increase of $3,894,000.

                  Contractual allowances totaled $27,579,000 in 2000 compared to $23,808,000 in 1999, a 15.8% increase. Government regulatory agencies attempt to reimburse the Hospital based on cost of services. But, as the government continues its efforts to cut back on rising health care payments, the actual reimbursement to the Hospital continues to decrease as evidenced by the large increase in contractual allowances. For the three years ended June 30, 2000, contractual allowances and provisions for bad debts have amounted to approximately $74,200,000 or 52% of gross revenue. At times the Hospital is unable to even recoup costs on Medicare patients under the current methodology of reimbursement. Medi-Cal has also imposed certain limitations that negatively impacted the amount the Hospital is reimbursed for Medi- Cal patients.

                  Operating costs and expenses were $24,908,000 compared to $25,459,000 in 1999, a 2.2% decrease. Operating costs actually decreased $1,098,000 while the provision for bad debts increased by $547,000, resulting in the combined decrease of $551,000. The increase in accounts written off is indicative of the industry wide difference between standard rates and the amount actually collected. The decrease in operating cost is mainly attributable to a decrease in employee health and welfare benefits paid, caused by not incurring a number of catastrophic claims that result in maximum reimbursement, as incurred in 1999.

                  The continued reduction in third-party reimbursement is the major contributing factor to the increase in contractual allowances. The Hospital is still dealing with third-party payors to finalize cost reports under audit. Management is actively appealing various adjustments made by the intermediary, and, even though, it appears the Hospital will prevail on various issues, no amount will be booked as a receivable until the ultimate outcome of the appeal is known. Net income, after investment income was $541,259 in 2000 compared to net loss of $164,824 in 1999. Even though the Hospital continues to be negatively impacted by poor reimbursement contracts with third party payers, if the required daily census can be maintained and costs are controlled, management anticipates continued profitable operations.

 .

                                 1999 continued
                                 ----

                  Over the years, as the Company incurs more contractual allowances and uncollectible accounts, results from operations have suffered. The Company continues to enjoy good returns on its investments to help maintain a net profit. For the current year, sales of investments resulted in gains of $168,000, while total investment income was $773,000. As discussed in
                  Item 1, the Company continues to expand operations to maintain a competitive edge in a continuing ever changing health care environment. All construction projects, considered necessary to maintain operations, will be completed without negative impact on the financial statements

                  The purpose of these projects is to keep the users of the Hospital in their primary service area when health care is required, thereby enhancing the Hospital's inpatient service occupancy. By so doing, it is anticipated that operations will improve, even though the continued burden of government contractual agreements to provide health care, sometimes below cost, is being further complicated by the introduction of managed care contracts in the Humboldt County area.

                  Liquidity and Capital Resources
                  -------------------------------

                  The Company's financial condition remains very strong with substantial investments, strong liquidity and minimal debt. The cash and liquid investments are being maintained to subsidize Hospital operations, finance needed construction and increased services at Mad River Community Hospital. Currently, the Company has approximately $6,727,000 in cash and short-term investments. Included in this amount are $3,457,000 in unrealized holding gains.

                  Cash provided by operating and investing activities continue to fund investing activities, the largest of which is the purchase of real estate, property and equipment, which totaled $768,647 in 2000. As the long-term debt relates only to the acquisition of major equipment, cash required for financing activities remains relatively low.

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

                  The continued reduction in third-party reimbursement is the major contributing factor to the 1999 operating loss of $980,000. The Hospital is still dealing with third- party payors to finalize cost reports under audit. Management is actively appealing various adjustments made by the intermediary, and, even though, it appears the Hospital will prevail on various issues, no amount will be booked as a receivable until the ultimate outcome of the appeal is known. Net loss, after investment income was $165,000 in 1999 compared to net income of $350,874 in 1998. In addition to the negative impact of write offs and contractual allowances on operations, for 1999, the Hospital, under its self insurance program had to pay for various catastrophic claims that resulted in maximum reimbursement. Management feels these types of claims will not be recurring cost in the future.

 .

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

 Item 8.          Financial Statements and Supplementary Data
 -------          -------------------------------------------

                              FINANCIAL STATEMENTS
                              --------------------

                  Description                                             Page
                  -----------                                             ----

Independent Auditors' Reports                                             14-15

Financial Statements:

         Balance Sheets - June 30, 2000 and 1999                          16-17

         Statements of Operations
          Years ended June 30, 2000, 1999 and 1998                        18

         Statements of Comprehensive Income
           Years ended June 30, 2000, 1999 and 1998                       19

         Statements of Stockholders' Equity
           Years ended June 30, 2000, 1999 and 1998                       20

         Statements of Cash Flows -
           Years ended June 30, 2000, 1999 and 1998                       21-22

         Notes to Financial Statements                                    23-33

Item 14.  Exhibits, Financial Statement, Schedules
            and Reports on Form 8-K                                       39

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION

                   Annual Report for Corporations - Form 10-K
                       Years ended June 30, 2000 and 1999

                              Financial Statements,
                     Supplementary Data and Auditors' Report

                          INDEPENDENT AUDITORS' REPORT


         To the Board of Directors
         American Hospital Management Corporation

         We have audited the accompanying balance sheet of American Hospital Management Corporation as of June 30, 2000 and the related statements of income, stockholders' equity and cash flows and the supporting financial statements as listed in the accompanying index for the year then ended. The financial statements are the responsibility of the management of American Hospital Management Corporation. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Hospital Management Corporation as of June 30, 2000, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles, and the supporting financial schedules as listed in the accompanying index, when considered in relation to the basic financial statements taken as a whole, in our opinion, present fairly in all material respects the information set forth therein.


                                                         /s/ Hurley & Company
                                                         ---------------------
                                                             Hurley & Company

Granada Hills, California
October 1, 2000

                          Independent Auditors' Report
                          ----------------------------

         The Board of Directors and Stockholders:
         American Hospital Management Corporation


         We have audited the accompanying balance sheet of American Hospital Management Corporation as of June 1999, and the related statements of operations, comprehensive income and loss, stockholders' equity, and cash flows and the supporting financial statement schedules as listed in the accompanying index at Item 14, for the years ended June 30, 1999 and 1998. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Hospital Management Corporation at June 30, 1999, and the results of its operations and its cash flows for the years ended June 30, 1999 and 1998 in conformity with generally accepted accounting principles, and the supporting financial statement schedules as listed in the accompanying index at Item 14, when considered in relation to the basic financial statements taken as a whole, in our opinion, present fairly in all material respects, the information set forth therein.


                                                        /s/ K. C. Miller, CPA
                                                        ----------------------
                                                            KC Miller, CPA

         West Covina, California
         September 30, 1999

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                                 Balance Sheets
                             June 30, 2000 and 1999


                           Assets
                           ------

                                                                   2000         1999
                                                               -----------   -----------
Current assets:
  Cash and cash equivalents                                    $   769,953   $   103,244
  Marketable securities                                          5,957,315     5,966,623
  Receivables:
    Patients, net of estimated uncollectibles of $157,532
      and $230,699, in 2000 and 1999, respectively               6,716,586     7,097,948
    Other                                                          236,216       347,203
    Estimated third-party payor settlements                        336,129            --
    Refundable income tax                                               --       174,800
  Supplies, at lower of cost (first-in, first-out) or market       913,690     1,031,050
  Prepaid expenses                                                  87,750        76,436
                                                               -----------   -----------
             Total current assets                               15,017,639    14,797,304

Property and equipment, net                                      4,443,847     4,456,871

Real estate held for investment, net                             1,999,909     2,045,578

Deferred income taxes                                              354,705       397,236

Other assets                                                       592,922       605,638
                                                               -----------   -----------
                                                               $22,409,022   $22,302,627
                                                               ===========   ===========




(continued)
The accompanying notes are an integral part of these financial statements.

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                                 Balance Sheets
                             June 30, 2000 and 1999


                  Liabilities and Stockholders' Equity
                  ------------------------------------

                                                                2000          1999
                                                             -----------   -----------
Current Liabilities:
  Current maturities of long-term debt                       $   113,187   $    99,711
   Portfolio credit line                                         654,363            --
  Accounts payable and accrued expenses:
    Trade                                                      1,596,078     2,068,082
    Accrued liabilities                                        1,704,211     1,723,938
    Estimated third-party payor settlements                      323,364       577,572
    Income taxes:
      Current                                                     77,226            --
      Deferred                                                 1,687,357     1,774,181
                                                             -----------   -----------

                  Total current liabilities                    6,155,786     6,243,484
                                                             -----------   -----------

Long-term debt, less current maturities                          562,945       642,154
                                                             -----------   -----------

Stockholders' equity:
  $2cumulative preferred stock, par value $1
    per share; authorized 100,000 shares;
    issued 65,270.82 shares; reacquired
    18,442.26 and 17,828.68 shares; outstanding
    46,828.56 and 47,442.14 shares; aggregate
    redemption and liquidating value of $1,287,778
    and $1,304,659 at June 30, 2000 and 1999, respectively        46,829        47,442
  Common stock, par value $1.00 per share;
    authorized 400,000 shares, issued
    249,051 shares, reacquired 25,483 and 24,024
    shares; outstanding - 223,568 and 225,027 shares
    at June 30, 2000 and 1999, respectively                      223,568       225,027
  Additional paid-in capital                                     122,384       148,783
 Accumulated other comprehensive income                        1,681,714     1,838,505
  Retained earnings                                           13,615,796    13,157,232
                                                             -----------   -----------

                  Total Stockholders' equity                  15,690,291    15,416,989
                                                             -----------   -----------

                                                             $22,409,022   $22,302,627
                                                             ===========   ===========


(concluded)
The accompanying notes are an integral part of these financial statements.

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                            Statements of Operations
                    Years ended June 30, 2000, 1999, and 1998


                                                           2000           1999            1998
                                                       ------------   ------------    ------------
Net patient service revenue                            $ 24,759,228   $ 24,089,600    $ 22,992,958
Other revenue                                               346,071        389,879         396,746
                                                       ------------    ------------   ------------

                  Total operating revenue                25,105,299     24,479,479      23,389,704
                                                       ------------   ------------    ------------

Operating costs and expenses:
     Professional care of patients                       15,160,791     14,819,559      14,552,630
     General services                                     2,357,961      2,456,966       2,485,699
     Administrative services                              3,304,688      3,583,756       3,227,783
     Employee health and welfare                          1,132,846      2,084,133       1,210,164
     Medical malpractice insurance                          296,639        323,546         395,630
     Interest                                               104,938         74,966          16,327
     Depreciation and amortization                          827,340        939,858         979,028
     Provision for bad debts                              1,723,497      1,176,463       1,116,908
                                                       ------------   ------------    ------------
                  Total operating costs and expenses     24,908,700     25,459,247      23,984,169
                                                       ------------   ------------    ------------

                  Income (loss) from operations             196,599       (979,768)       (594,465)
                                                       ------------   ------------    ------------
Other income:
     Investment income                                      487,129        627,759       1,049,449
     Other                                                   12,642         12,385          13,391
                                                       ------------   ------------    ------------
                                                            499,771        640,144       1,062,840
                                                       ------------   ------------    ------------
Income (loss) before income taxes                           696,370       (339,624)        468,375
     Provision for income tax expense (benefit)             155,111       (174,800)        117,501
                                                       ------------   ------------    ------------

                  Net income (loss)                    $    541,259   $   (164,824)   $    350,874
                                                       ============   ============    ============


Basic earnings (loss) per common share                 $       2.00    $     (1.15)   $       1.12
                                                       ============    ===========    ============

Diluted earnings (loss) per common share               $       1.71    $     (1.15)   $       1.09
                                                       ============    ===========    ============




The accompanying notes are an integral part of these financial statements.

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                   Statements of Comprehensive Income and Loss
                    Years ended June 30, 2000, 1999, and 1998


2000
----
Net income                                                                                           $ 541,259
         Other comprehensive income, net of tax
           Unrealized gains on securities
             Unrealized holding gains arising during tax period                 $   10,799
               Less: reclassification adjustment for gains realized
                  in net income                                                   (167,590)           (156,791)
                                                                                ----------           ---------
Comprehensive income                                                                                 $ 384,468
                                                                                                     =========

1999

Net loss                                                                                             $(164,824)
         Other comprehensive income, net of tax
           Unrealized gains on securities
             Unrealized holding gains arising during tax period                 $  216,142
               Less: reclassification adjustment for gains realized
                  in net income                                                   (432,691)           (216,549)
                                                                                ----------           ---------
Comprehensive loss                                                                                   $(381,373)
                                                                                                     =========

1998

Net income                                                                                           $ 350,874
         Other comprehensive income, net of tax
           Unrealized gains on securities
             Unrealized holding gains arising during tax period                 $1,116,880
               Less: reclassification adjustment for gains realized
                  in net income                                                   (517,370)            599,510
                                                                                ----------           ---------
Comprehensive income                                                                                 $ 950,384
                                                                                                     =========



The accompanying notes are an integral part of these financial statements.

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                    Years ended June 30, 2000, 1999 and 1998


                                                                2000                   1999                   1998
                                                            ------------           ------------           ------------
Stockholders' Equity:

     Cumulative Preferred Stock
  Beginning balance                                         $     47,442           $     47,690           $     48,334
     Reacquired stock                                                613                    248                    644
                                                            ------------           ------------           ------------
  Ending balance                                                  46,829                 47,442                 47,690
                                                            ------------           ------------           ------------

Common Stock
  Beginning balance                                              225,027                226,157                228,057
     Reacquired stock                                              1,459                  1,130                  1,900
                                                            ------------           ------------           ------------
  Ending balance                                                 223,568                225,027                226,157
                                                            ------------           ------------           ------------

Additional paid-in-capital
  Beginning balance                                              148,783                163,769                194,427
     Reacquired stock                                             26,399                 14,986                 30,658
                                                            ------------           ------------           ------------
  Ending balance                                                 122,384                148,783                163,769
                                                            ------------           ------------           ------------

Accumulated other comprehensive income
  Beginning balance                                            1,838,505              2,055,054              1,455,544
    Change in unrealized holdings gains, net                    (156,791)              (216,549)               599,510
                                                            ------------           ------------           ------------
  Ending balance                                               1,681,714              1,838,505              2,055,054
                                                            ------------           ------------           ------------

Retained Earnings
  Beginning balance                                           13,157,252             13,398,773             13,134,173
     Net income (loss)                                           541,259               (164,824)               350,874
     Cash dividends paid on preferred stock                      (82,715)               (76,717)               (86,274)
                                                            ------------           ------------           ------------
  Ending balance                                              13,615,796             13,157,232             13,398,773
                                                            ------------           ------------           ------------

    Total Stockholders' equity                              $ 15,690,291           $ 15,416,989           $ 15,891,443
                                                            ============           ============           ============



The accompanying notes are an integral part of these financial statements.

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                            Statements of Cash Flows
                    Years ended June 30, 2000, 1999 and 1998


                                                                       2000                 1999                 1998
                                                                   ------------         ------------         ------------
Cash flows from operating activities:
     Cash received from patients
       and third-party payors                                      $ 23,172,826         $ 21,394,707         $ 22,985,273
     Cash paid to employees and suppliers                           (22,638,608)         (22,010,456)         (22,342,220)
     Investment income received                                         344,897              232,119              565,439
     Interest paid                                                     (104,938)             (74,966)             (16,327)
     Income taxes, net change                                           147,720             (116,602)             (52,147)
                                                                   ------------         ------------         ------------
              Net cash provided by (used in)
                operating activities                                    921,897             (575,198)           1,140,018
                                                                   ------------         ------------         ------------
Cash flows from investing activities:
     Purchase of real estate held for investment                             --                   --             (198,387)
     Purchase of property and equipment, net                           (768,647)          (1,380,999)          (1,258,401)
     Proceeds from sale of short-term investments                     1,844,750            3,719,964            3,189,509
     Purchase of short-term investments                              (1,919,742)          (2,247,503)          (2,691,389)
     Other                                                              110,987              (65,191)              68,417
                                                                   ------------         ------------         ------------
              Net cash (used in) provided by
                investing activities                                   (732,652)              26,271             (890,251)
                                                                   ------------         ------------         ------------
Cash flows from financing activities:
     Proceeds from issuance of long-term debt                            41,522              679,699              251,216
     Principal reductions of long-term debt                            (107,255)            (144,099)            (251,882)
     Proceeds from margin line of credit                                654,363
     Dividends paid                                                     (82,695)             (76,717)             (86,274)
     Payments for reacquired stock                                      (28,471)             (16,364)             (33,202)
                                                                   ------------         ------------         ------------
              Net cash provided by (used in)
                financing activities                                    477,464              442,519             (120,142)
                                                                   ------------         ------------         ------------

Net increase (decrease) in cash and cash equivalents                    666,709             (106,408)             129,625
Cash and cash equivalents, beginning of year                            103,244              209,652               80,027
                                                                   ------------         ------------         ------------
Cash and cash equivalents, end of year                             $    769,953         $    103,244         $    209,652
                                                                   ============         ============         ============
Supplemental schedule of non-cash investing
 activities:
     (Decrease ) increase in fair value of investments             $   (251,889)        $   (360,915)        $    989,757
     Change in deferred taxes                                            95,098              144,366             (390,247)
                                                                   ------------         ------------         ------------

     (Decrease) increase in unrealized holding gains               $   (156,791)        $   (216,549)        $    599,510
                                                                   ============         ============         ============

The accompanying notes are an integral part of these financial statements.

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                      Statements of Cash Flows (concluded)
                    Years ended June 30, 2000, 1999 and 1998

                                                                        2000                 1999                 1998
                                                                    -----------          -----------          -----------
Reconciliation of net income to net cash
   provided by (used in) operating activities:
Net income (loss)                                                   $   541,259          $  (164,824)         $   350,874
Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
         Depreciation and amortization                                  844,241              964,524            1,046,223
         Partnership income                                              (4,185)                  --               (4,688)
         Gain on sale of investments                                   (167,590)            (432,691)            (517,370)
         Increase in cash surrender value                                    --                   --             (162,300)

Change in assets and liabilities:
    Decrease (increase) in patient receivables, net                     381,362             (724,760)            (326,890)
    (Decrease) increase in third-party payors, net                     (590,337)          (1,183,549)           1,039,367
    Change in income taxes, net                                         302,832             (291,402)              65,354
    Decrease (increase) in supplies                                     117,360              (56,484)            (121,912)
    (Increase) decrease in prepaid expenses                             (11,313)                 651               31,120
    (Decrease) increase in trade accounts payable                      (472,004)           1,257,343             (163,204)
    (Decrease) increase in accrued expenses, net                        (19,727)              55,994              (96,556)
                                                                    -----------          -----------          -----------
Net cash provided by (used in)
     operating activities                                           $   921,897          $  (575,198)         $ 1,140,018
                                                                    ===========          ===========          ===========



The accompanying notes are an integral part of these financial statements.

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                          Notes to Financial Statements
                          June 30, 2000, 1999 and 1998

(1)      Summary of Significant Accounting Policies
         ------------------------------------------

         Organization
         ------------
         The Corporation owns and operates one acute-care hospital, located in Arcata, California. The Hospital provides inpatient, outpatient and emergency care services for residents of Humboldt County. It also operates other health care related enterprises in the same location. Admitting physicians are primarily practitioners in the local area. The Company was incorporated as a C-Corporation in California in 1955.

         Use of Estimates
         ----------------
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                    Notes to Financial Statements, continued

         Net Patient Service Revenue
         ---------------------------
         The Hospital has agreements with third-party payors that provide for payments to the Hospital at amounts different from its established rates. Payment arrangements include prospectively determined rates per discharge, reimbursed costs, discounted charges and per diem payments. Net patient service revenue is reported at the estimated net realizable amounts from patients, third-party payors, and others for services rendered, including estimated retroactive adjustments under reimbursement agreements with third-party payors. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlements are determined.

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

         Impairment of Long-Lived Assets
         -------------------------------
         The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Also, in general, long- lived assets and certain identifiable intangibles to be disposed of should be reported at the lower of carrying amount or fair market value less cost to sell.

         Reclassifications
         -----------------
         Certain accounts from prior years financial statements have been reclassified to be comparable with disclosure for the current year.

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                    Notes to Financial Statements, continued

(2)      Net Patient Service Revenue
         ---------------------------

         The Hospital has agreements with third-party payors that provide for payments to the Hospital at amounts different from its established rates. A summary of the payment arrangements with major third-party payors follows:
               * Medicare. Inpatient acute care services rendered to Medicare program beneficiaries are paid at prospectively determined rates per discharge. These rates vary according to a patient classification system that is based on clinical, diagnostic, and other factors. Inpatient nonacute services, certain outpatient services, and defined capital and medical education costs related to Medicare beneficiaries are paid based on a cost reimbursement methodology. The Hospital is reimbursed for cost reimbursable items at a tentative rate with final settlement determined after submission of annual cost reports by the Hospital and audits thereof by the Medicare fiscal intermediary. The Hospital's classification of patients under the Medicare program and the appropriateness of their admission are subject to an independent review by a peer review organization under contract with the Hospital. The Hospital's Medicare cost reports have been audited by the Medicare fiscal intermediary through June 30, 1998.

               * Medicaid. Inpatient services rendered to Medicaid program beneficiaries are reimbursed under a cost reimbursement methodology. The Hospital is reimbursed at a tentative rate with final settlement determined after submission of annual cost reports by the Hospital and audits thereof by the Medicaid fiscal intermediary. The Hospital records supplies cost acquired and used by the operating room department as operating cost of that department. The intermediary disagreed with the classification of cost in the operating department and reclassified the revenue relating to the cost to Central Supply. Therefore, the Hospital has included the cost effect of the reclassification of revenue, as required by Medicaid, in its financial statements. Management of the Hospital feels this reclassification was made in error and is appealing the decision made by the intermediary. Until a final decision is reached, the Hospital will not include the effect of including the supplies cost in the operating department as part of the revenues of the Hospital. The Hospital's Medicaid cost reports have been audited by the Medicaid fiscal intermediary through June 30, 1998.

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

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                    Notes to Financial Statements, continued

(2)      Net Patient Service Revenue, continued
         --------------------------------------

         Gross patient service revenue and related provision for contractual allowances for the years ended June 30, are summarized as follows:

                                                      2000              1999           1998
                                                   -----------      -----------     -----------
         Gross patient service revenue             $50,615,111      $46,721,019     $44,682,474
              Less contractual allowances           25,855,883       22,631,419      21,689,516
                                                   -----------      -----------     -----------
         Net patient service revenue               $24,759,228      $24,089,600     $22,992,958

         At June 30, 2000 and 1999, accounts receivable are primarily concentrated in federal and state governmental entities and other patients in which the Company does not believe there is any undue credit risk.

         For the three years ended June 30, 2000, contractual allowances and provisions for bad debts has totaled $74,193,686, approximately 52% of gross revenue.

(3)      Marketable Securities
         ---------------------

         Cost and fair value of marketable equity securities at June 30, 2000 and 1999, are as follows:

                                            2000                       1999
                                            ----                       ----
               Available for sale:
                   Cost                  $2,500,094                     $2,911
                   Fair Value             5,957,315                  5,966,623
                   Unrealized Gain        3,637,800                  3,085,653
                   Unrealized Loss         (180,579)                   (30,906)

         Gain or loss from sale of securities is based on specific identification of the securities sold. The change in net unrealized holding gains on securities available for sale, net of the tax effect, of $(156,791), $(216,549) and $599,510 for the years ended June 30,
         2000, 1999 and 1998 have been charged to comprehensive income. For the years ended June 30, 2000, 1999 and 1998, realized gains and realized losses were $343,889 and $(176,299), $606,848 and $(174,157), and
         $578,111 and $(60,741), respectively.

         The Company has a portfolio credit line with the broker, Salomon Smith Barney, secured by the investment portfolio. The maximum amount available under the credit line at June 30, 2000 is $2,300,812, of which $654,363 is outstanding. The interest rate at June 30, 2000 was 8.875%.

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                    Notes to Financial Statements, continued

(4)      Property and Equipment
         ----------------------

         At June 30, 2000 and 1999, property and equipment is comprised of the following:

                                                                               2000           1999
                                                                          -----------      -----------
                  Land and improvements                                   $    44,500      $    44,500
                  Buildings                                                 5,575,593        4,814,668
                  Equipment                                                 8,302,909        7,969,647
                  Construction in progress                                    204,707          562,247
                                                                          -----------      -----------
                                                                           14,127,709       13,391,062
                  Accumulated depreciation and amortization                 9,683,862        8,934,191
                                                                          -----------      -----------
                  Net property and equipment                              $ 4,443,847      $ 4,456,871
                                                                          ==========       ===========

         Property and equipment include certain capitalized leases, as follows:

                                                                              2000            1999
                                                                          -----------      -----------

                  Equipment                                               $   975,913      $ 2,308,972
                    Less accumulated amortization                             223,218        1,499,472
                                                                          -----------      -----------
                                                                          $   752,695      $   809,500
                                                                          ===========      ===========

         Amortization expense on capitalized leases for the years ended June 30, 2000, 1999 and 1998 totaled $138,957, $136,087 and $301,767, respectively.

         Annual future minimum lease payments under capitalized leases at June 30, 2000 are as follows:

                                 2001                                  $ 160,774
                                 2002                                    160,774
                                 2003                                    327,250
                                 2004                                      8,979
                                 2005                                       717
                                                                       ---------
             Total minimum lease payments                                658,494
             Less amount representing interest (6.75% to 19.46%)         116,067
                                                                       ---------
             Present value of minimum lease payments                     542,427
             Less current maturity                                       110,244
                                                                       ---------
                                                                       $ 432,183
                                                                       =========

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                    Notes to Financial Statements, continued

(5)      Real Estate Held for Investment
         -------------------------------

         Real estate held for investment consists of 14 properties, 9 of which have a building on their lots. These are itemized as follows:

             Property Location:
               McKinleyville, California                              $1,475,472
               Willow Creek, California                                  335,608
               Lakeport, California                                      333,521
               Arcata, California                                        161,750
               Eureka, California                                        134,908
                                                                      ----------
                                                                       2,441,259

                 Less accumulated depreciation for rented property       441,350
                                                                      ----------
                                                                      $1,999,909
                                                                      ==========

         The properties with buildings attached are either used temporarily for Hospital purposes, or used as rental property. All properties are valued at cost as it is not cost effective to determine fair value. Based on the property records available, there is no impairment of value.

(6)      Other Assets
         ------------

         At June 30, 2000 and 1999, other assets include cash surrender value of four life insurance polices totaling $449,570, and investment in partnerships of $96,302.

(7)      Long-Term Debt
         --------------

         Long-term debt at June 30, 2000 and 1999, consists of the following:

                                                             2000          1999
                                                           --------      -------
           Bank note, secured by investment property,
           interest rate of 2.25% above bank index
           (6.812% at June 30, 1999), payable in monthly
           installments, maturing in 2021                  $133,705     $136,468
           Lease obligations, payable in installments
           through 2004 with a weighted average
           interest rate of 10.24%                          542,427      605,397
                                                           --------      -------
                                                            676,132      741,865
             Less current maturities                        113,187       99,711
                                                           --------     --------
                                                           $562,945     $642,154
                                                           ========     ========

         The maturities of long-term debt for each of the succeeding five years subsequent to June 30, 2000, are as follows: 2001-$113,187; 2002-$124,937; 2003-$304,523; 2004-$12,539; 2005- $4,694, and
         beyond-$116,252.

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                    Notes to Financial Statements, continued

(8)      Income Taxes
         ------------

         At June 30, income tax expense (benefit) consisted of the following:

                                                                                   2000
                                                      ------------------------------------------------------------
                                                      Federal                California                    Total
                                                      -------                -----------                ----------
                  Current                           $  69,120                $     9,564                $   78,684
                  Deferred                             61,486                     14,941                    76,427
                                                      -------                -----------                ----------
                                                    $ 130,606                $    24,505                $  155,111
                                                      =======                ===========                ==========

                                                                                   1999

                                                      Federal                  California                    Total

                  Current                           $(175,600)               $       800                $ (174,800)
                                                    =========                ===========                ==========

                                                                                   1998

                                                      Federal                  California                    Total

                  Current                           $  82,505                $    33,069                $  115,574
                  Deferred                              4,743                     (2,816)                    1,927
                                                    ---------                -----------                ----------
                                                    $  87,248                $    30,253                $  117,501
                                                    =========                ===========                ==========


         Deferred tax expenses (credits) for 2000, 1999, and 1998 result from the following temporary differences:

                                                                    2000          1999           1998
                                                                 ---------      --------       --------
         California franchise tax                                $ ( 7,167)     $(11,750)    $    8,921
         Depreciation and amortization                              84,089       (13,667)       (31,277)
         Allowance for bad debts                                    29,221       (26,571)        (3,067)
         Vacation accrual                                          (32,700)       (2,692)        39,391
         Correction of deferred tax liability                                     54,680
         Other                                                       2,984                      (12,041)
                                                                 ---------      --------       --------
                                                                 $  76,427      $      0     $    1,927
                                                                 =========      ========     ==========

         In addition, deferred tax liability is recorded in the balance sheet, resulting from the change in unrealized holdings for investments. The change in deferred income taxes for the years ended June 30, 2000 and 1999 was $(239,465) and $(144,367), respectively.

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                    Notes to Financial Statements, continued

(8)      Income Taxes continued
         ------------

         Recorded income tax expense (benefit) differs from that computed by applying the statutory income tax rates for the following reasons:

                                                                 2000                             1998
                                                              ---------                         --------
         Computed tax at statutory rate                       $ 298,325     $ (115,472)       $  186,574
         Increases (decreases) resulting from:
            California franchise tax                             (8,108)          (272)           (1,365)
            Domestic dividend exclusion allowance               (18,165)       (22,361)          (27,335)
            Cash surrender value                               (112,833)        (4,321)          (60,958)
            Entertainment deduction                              11,093          9,649            11,438
            Net operating loss carryover                        (18,043)            --                --
            Other                                                 2,842        (42,023)            9,147
                                                              ---------        -------          --------
                                                              $ 155,111     $ (174,800)       $  117,501
                                                              =========     ==========        ==========

(9)      Preferred Stock
         ---------------

         The preferred stock provides for cumulative dividends of $2 per share per year. The stock has a redemption and liquidating value of $27.50 per share, plus dividends in arrears. Total redemption and liquidating value of the outstanding shares at June 30, 2000 and 1999, was $1,287,778 and $1,304,659, respectively. In the event of redemption, two shares of common stock can be issued for each share of preferred stock redeemed (if option is exercised by preferred stockholder). Redemption of the preferred stock, in total only, is at the option of the Company.

(10)     Income per Common Share
         -----------------------

         Basic income per common share was computed by dividing the net income after deduction of preferred stock dividend requirements of $93,657, $94,884 and $95,380, by the weighted average number of common shares outstanding (224,298, 225,592 and 227,332) for 2000, 1999 and 1998,
         respectively.

         Diluted income per common share was computed by dividing net income by the weighted average number of common shares outstanding, after redemption of preferred stock, (317,225 and 321,537) for 2000 and 1998, respectively. For 1999, there was an anti-dilutive effect for all shares.

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

(12)     401(k) Plan
         -----------

         The Plan is a defined contribution plan to which all employees are permitted to make salary deferrals under the 401(k) provision. Such contributions are credited directly to their accounts. Based on the Plan document, the Employer can make discretionary contributions for the participants. No employer contribution was made for any of the three years ended June 30, 2000.

(13)     Concentrations of Credit Risk
         -----------------------------
         The Hospital grants credit without collateral to its patients, most of whom are local residents and are insured under third-party payor agreements. The mix of receivables from patients and third-party payors at June 30, 2000 and 1999, was as follows:

                                                             2000         1999
                                                             ----         ----
                  Medicare                                   33.4%        38.4%
                  Medi-Cal                                   18.4         15.1
                  Other third-party payors                   41.0         33.8
                  Patients                                    7.2         12.7
                                                            -----        -----
                                                            100.0%       100.0%
                                                            =====        =====

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                    Notes to Financial Statements, continued

(14)     Self-insurance Program
         -----------------------

         The Hospital has elected to self-insure for health care benefits to its employees. Amounts charged to expense and transferred monthly to a trust fund to cover such claims are estimated using rates comparable to actual rates in the industry. Management believes that amounts provided are sufficient to cover claims and costs incurred through June 30, 2000. The rates used to determine the amounts charged to expense for claims and costs are adjusted periodically, as appropriate, to reflect actual experience. The Hospital has 100 percent insurance coverage for individual claim expenses in excess of $50,000 and for aggregate claim expenses in excess of $1,268,767.

         Health care benefit expense was approximately $830,022, $2,084,133 and $1,210,164 for the years ended June 30, 2000, 1999 and 1998, respectively.

(15)     Commitments and Contingencies
         -----------------------------

         Commitments.

         The Company had one operating lease with monthly payments of $2,450 with a remaining term of 11 months. Total rental expense for the years ended June 30, 2000, 1999 and 1998 was $388,708, $380,325 and $227,486,
         respectively

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

(16)     Risks and Uncertainties
         -----------------------

         The Company's future operating results may be affected by a number of factors. The Hospital's operations are in part dependent on governmental reimbursement plans. Significant changes in the level of governmental reimbursement could have a favorable or unfavorable impact on the operating results of the Hospital. Also, as additional managed health care plans are introduced into the service area, actual admissions to the Hospital could increase or decrease depending on the Hospital's ability to contract with the health plans.

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

         Since the fair value is estimated as of June 30, 2000, the amounts that will actually be realized or paid at settlement of the instruments could be significantly different.

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

Item 9.           Changes in and disagreements with accountants on
-------           ------------------------------------------------
                  Accounting and Financial Disclosure
                  -----------------------------------

                  None.

PART III

Item 10.          Directors and Executive Officers of the Registrant
--------          --------------------------------------------------

Name and principal occupation
during last five years                      Since             Age      Office                    Occupation
----------------------                      -----             ---      ------                    ----------
Lawrence V. Blashaw                         1970               74      Director                  President of
                                                                                                 Freight For-
                                                                                                 warding Co.

Charles F. Forbes, Attorney                 1968               70      Secretary &               Retired
                                                                       Director                  Attorney

Allen E. Shaw, President                    1960               82      President &               President of
of the Company                                                         Director                  Company

Douglas A. Shaw, Vice President             1981               49      Vice President            Hospital
Administrator                                                           & Director               Administrator

Richard J. Stanczak                         1977               74      Director                  Business
Business Consultant                                                                              Consultant

Michael Young, Controller                   1978               52      Treasurer                 Hospital
Administrator                                                                                    Controller

Donald J. Krpan, D.O.                       1988               64      Director                  President of
                                                                                                 the American
                                                                                                 Osteopath
                                                                                                 Association

John Aryanpur, M.D.                         1998               40      Director                  Neurosurgeon

Item 11.          Executive Compensation
--------          ----------------------

                  The following table sets forth the aggregate direct remuneration paid or accrued by the Company for services in all capacities for the fiscal year ended June 30, 2000, to each director and officer of the Company whose aggregate direct remuneration exceeded $100,000 and to all directors and officers (as a group) who were such at any time during the last fiscal year.

                                                                       Cash and cash equivalent
                                                                         forms of remuneration
                                                                         ---------------------
Name of individual                                                            Salaries, fees,
or number of                        Capacities in which                       directors' fees
persons in group                    remuneration was received                   and bonuses
----------------                    -------------------------                   -----------

Allen E. Shaw                       President and Chairman of                 $109,402
                                    the Board

Douglas A. Shaw                     Vice President, Administrator               52,000

Michael Young                       Treasurer and Controller of                 71,032
                                    Mad River Community Hospital

All other directors
  and officers as a
  group (5 persons)                                                              6,950
                                                                              --------

(8 persons)                                                                   $239,384
                                                                              ========

Note: There was no contractual agreement with any directors regarding compensation, pensions or stock options. Directors, from time to time, are compensated for attendance at meetings for their general administrative duties although there is no required payment. Total director compensation for 2000 was $6,950. There have not been any payments made to officers or directors for severance of relationship.

Item 12.          Security Ownership of Certain
--------          -----------------------------
                  Beneficial Owners and Management
                  --------------------------------

                  Owners of 5% or more of outstanding voting securities at June 30, 1999, were as follows:

                                                              Amount and
                                                              nature of
                                           Title of        beneficial                Percent
Name of beneficial owner                    class             ownership                 of class
------------------------                    -----             ---------                 --------
Allen E. Shaw Family                       Common             118,079                   52.80%
San Clemente, California                   Preferred            1,970                    4.20%

Arcata Hospital Corporation*               Common              20,898                    9.38%
Palos Verdes Estates, California           Preferred           11,481                   24.51%

Security ownership of management as a group
-------------------------------------------

All directors and officers as              Common             120,579                   53.92%
  a group
All directors and officers                 Preferred            1,970                    4.20%
  a group


Security ownership of management is as follows:

                                                    Number of shares
                                                    ----------------
         Name                              Common                    Preferred
         ----                              ------                    ---------
         Lawrence V. Blashaw                 2,500                          --
         Allen E. Shaw Family              118,079                        1,970
                                           -------                        -----

                                           120,579                        1,970
                                           =======                        =====

* Arcata Hospital Corporation is 98% owned by shareholders of the Company.

Item 13.          Certain Relations and
--------          ---------------------
                  Related Transactions
                  --------------------

                  None.

PART IV

Item 14.          Exhibits, Financial Statement
--------          -----------------------------
                  Schedules, and Reports on Form 8-K
                  ----------------------------------

Page
----

(a) (1)          The following financial statements are included in
                    Part II, Item 8:

                       Reports of Independent Auditors'

                       Financial Statements:
                           Balance Sheets
                             June 30, 2000 and 1999

                           Statements of Operations

                             Years ended June 30, 2000, 1999 and 1998

                           Statements of Comprehensive Income

                             Years ended June 30, 2000, 1999 and 1998

                           Statements of Stockholders' Equity

                             Years ended June 30, 2000, 1999 and 1998

                           Statements of Cash Flows

                             Years ended June 30, 2000, 1999 and 1998

                           Notes to Financial Statements

    (2) The following financial schedules for the Years 2000, 1999 and 1998 are submitted herewith:

                 Schedule II - Valuation and Qualifying Accounts

                           Schedule III - Real Estate and Accumulated
                                          Depreciation

                           All other schedules are omitted because they are not applicable or not required, or because the required information is included in the financial statements or notes hereto.

     (3)          Exhibits included herein:
                  None

(b) Registrant did not file any reports on Form 8-K during the quarter ended June 30, 2000.

                                   Schedule II

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION

                        Valuation and Qualifying Accounts
                    Years ended June 30, 2000, 1999 and 1998

                               Balance,        Charged         Charged                              Balance,
                              beginning          to            to other                               end
                               of year         income          accounts         Deductions           of year
                                 -------        ------         --------         ----------             -------
Allowance for
 doubtful receivables:


         2000                $  230,699    $ 1,723,497                        $  1,796,664          $ 157,532
         1999                   292,723      1,176,463                           1,238,487            230,699
         1998                   285,055      1,116,908                           1,109,240            292,723

                                  Schedule III

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION

                    Real Estate and Accumulated Depreciation
                    Years ended June 30, 2000, 1999 and 1998


                               Related                                            Accumulated          Useful
      Description                debt          Land       Buildings      Total    Depreciation          Life
     ---------------------------------------------------------------------------------------------------------

     Rental property           $133,705       $482,346    $1,126,725   $1,609,071     $441,351          25

     Investment                   None         832,189                    832,189
                               ----------------------------------------------------------------
                               $133,705     $1,314,535    $1,126,725   $2,441,260     $441,351
                               ===============================================================


    Cost:
         Balance at June 30, 2000, 1999 and 1998                 $ 2,241,260


    Accumulated Depreciation:

         Balance at June 30, 1998                                $   350,013
           Depreciation during period                                 42,669
                                                                 -----------
         Balance at June 30, 1999                                    395,682
              Depreciation during period                              45,669
                                                                 -----------
         Balance at June 30, 2000                                $   441,351
                                                                 ===========

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized:

                              AMERICAN HOSPITAL MANAGEMENT CORPORATION


                              By:  /s/  Allen E. Shaw
                                  -------------------------------
                                        Allen E. Shaw, President

                              Date:  September 16, 2000
                                    -----------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the principal Executive Officer, principal Financial Officer, Secretary and majority of Board Members on behalf of the Registrant and in the capacities and on the dates indicated:

         Signature                      Capacity               Date
         ---------                      --------               ----

/s/  Allen E. Shaw               President and Director       September 16, 2000
-------------------------        ----------------------      -------------------
Allen E. Shaw


/s/  Charles F. Forbes           Secretary and Director       September 16, 2000
-------------------------        ----------------------      -------------------
Charles F. Forbes


/s/  Michael J. Young            Treasurer and Chief          September 16, 2000
-------------------------        Accounting Officer          -------------------
Michael J. Young                 ----------------------


/s/  Donald J. Krpan             Director                     September 16, 2000
-------------------------        ----------------------      -------------------
Donald J. Krpan


/s/  Doug Shaw                   Director                     September 16, 2000
-------------------------        ----------------------      -------------------
Doug Shaw