Form 10-K
period 2001-06-30
AMERICAN HOSPITAL MANAGEMENT CORP
filed 2002-01-10
CIK 5197

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

Date of Report  June 30, 2001                      Commission file number 0-2751
                -------------                                             ------

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
             (Exact name of registrant as specified in its charter)

        CALIFORNIA                                               95-1861243
-------------------------------                              ------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

P.O. Box 1116
Arcata, California                                                      95521
------------------                                                    ---------
(Address of principal executive                                      (Zip Code)
offices)

Registrant's telephone number, including area code: (707) 839-8474 Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange on
Title of each class                                        which registered
-------------------                                        ----------------
                                      None
                             ----------------------

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock $1.00 par value
                   -----------------------------------------
                                (Title of class)

                $2.00 Cumulative Preferred Stock $1.00 par value
            --------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes                   No     X
                                -----------          ----------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes                 No     X
   -----------        -----------

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

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of share outstanding of each of the registrant's classes of common stock as of the latest practicable date (222,615 at June 30,2001).

Total number of pages, including cover - 41

PART 1

Item 1.  Business
-------  --------

         The primary business of the Company is the operation and ownership of Mad River Community Hospital (the Hospital) and satellite clinics, located in the Humboldt County area of Northern California.

         As a result of area growth, the merger of two competing Hospitals in Eureka, and as part of a strategic plan, the Company has expanded the scope of services offered by the Hospital. As a result of the ongoing expansion of facilities and services, the Hospital continues to recruit new physicians to provide the added care as well as to replace physicians who are retiring from active practice. The Hospital's service area on the north coast is experiencing the highest rate of growth in the county and is especially attractive to physicians who want to live and work in a community with high family values.

         The nearest competition to the Hospital is in Eureka (approximately 12 miles south) where one acute care facility is located. Management of the Hospital feels that as long as it maintains a strong position in providing a full scope of health care services, the facility located in Eureka will have less of a negative impact on Hospital use or occupancy. For this reason, the Hospital organized out-patient clinics in the outlying communities thereby maintaining the Hospital's presence in the service area. A new medical building is under construction adjacent to the Hospital and major renovation has started for Radiology and the I.C.U. unit. The Hospital is improving landscaping and the overall appearance of the facility every year.

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

         As the health care industry is dependent on government payment of care for the elderly and indigent, the Hospital may be negatively impacted by new Government regulations. As mentioned above, the Hospital is collaborating with other health care professionals to establish a community health care plan that could compete with the various outside managed care plans.

Item 2.  Properties
-------  ----------

         The main facility operated by the Company is Mad River Community Hospital in Arcata, California. This single story structure is licensed as a 80-bed acute hospital, providing full hospital services to a population of approximately 55,000. Since opening in 1972, the Hospital has maintained a program of expansion and improvements. It is located on 12 acres (part of a 48 acre site) adjacent to an expanded medical office complex owned by staff doctors which leaves sufficient open area for further expansion of medical services as needed.

         The Company owns 27 acres of land approximately 4 miles from the Hospital held for future residential development. A house and barn on the property is currently used as an office, guest quarters and storage space for the Company. The Company owns a personal residence adjacent to the Hospital that had been used as a physician's office. This acquisition was made to facilitate a continued favorable occupancy by a hospital-related specialty and is presently being leased to an unrelated private resident, providing a child day care service to hospital employees. The Company also owns residences and commercial properties in Eureka and McKinleyville, California. From time to time, the Company acquires real estate being held for investment purposes and future strategic use.

         As part of its outreach program, the Company owns and operates medical office buildings under the name of Willow Creek Six Rivers Medical Center in Willow Creek, California (38 miles east of the Hospital). The Company also owns and operates real property in McKinleyville which provides laboratory and radiology outpatient services.

         Adult Day Health Care of Mad River, a separate not-for-profit organization, is operating an adult day health care facility in a building adjacent to and owned by Mad River Community Hospital. Michael Young, Controller of the Company, is functioning as Adult Day Health Care's Administrator and performs minimal accounting services for the organization. To meet the growing demands for this service, the existing building was expanded. This entity will continue to lease the facility from the Hospital.

Item 3.  Legal Proceedings
-------  -----------------

         None.

Item 4.  Submission of Matters to Vote of Security Holders
-------  -------------------------------------------------

         There were no matters submitted to a vote by the security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.  Market for the Registrant's Common Stock and Related Security
-------  -------------------------------------------------------------
         Holder Matters
         ---------------

         There is no market for the registrant's stock. There are approximately 386 shareholders at June 30, 2001. No dividends were paid on common stock during the three years ended June 30, 2001. The Company is current on paying all cumulative preferred stock dividends.

Item 6.  Selected Financial Data
-------  -----------------------

                                                 Year ended June 30
                       -----------------------------------------------------------------------

                          2001           2000           1999            1998           1997
                       ----------     ----------     ----------      ----------     ----------
Total operating
revenue, net         $ 27,663,529   $ 24,759,228   $ 24,089,600    $ 22,992,958   $ 22,096,357

Net income (loss)         382,507        541,259       (164,824)        350,874        200,588

Basic earnings
per share                    1.30           2.00          (1.15)           1.12            .45

Diluted
earnings per share           1.21           1.71          (1.15)           1.09            .62

Cash dividends per
common share                   --             --             --              --             --

Total assets           24,862,687     22,409,022     22,302,627      22,411,941     20,342,679

Long-term debt          1,266,888        676,132        741,865         206,265        206,932

Working capital         8,312,317      8,861,853      8,553,820       8,905,761      8,542,725

Redeemable
preferred stock            46,487         46,829         47,442          47,690         48,334

Stockholders'
equity                 15,641,209     15,690,291     15,416,989      15,891,443     15,060,535

Item 7   Management's Discussion and Analysis of
------   ---------------------------------------
         Financial Condition and Results of Operations
         ---------------------------------------------

                                      2001
                                      ----

         Results of Operations
         ---------------------

         Hospital revenues increased during 2001 as the Hospital continues to expand services to encourage use. Use of inpatient and outpatient services increased, and there was a rate increase. Patient revenue totaled $56,889,000 in 2001 compared to $50,615,000 in 2000, a 12.3%
         increase of $6,274,000.

         Contractual allowances totaled $30,449,000 in 2001 compared to $27,579,000 in 2000, a 10.4% increase. Government regulatory agencies attempt to reimburse the Hospital based on cost of services. But, as the government continues its efforts to cut back on rising health care payments, the actual reimbursement to the Hospital continues to decrease as evidenced by the large increase in contractual allowances. For the three years ended June 30, 2001, contractual allowances and provisions for bad debts have amounted to approximately $77,700,000 or 50% of gross revenue. At times the Hospital is unable to even recoup costs on Medicare patients under the current methodology of reimbursement. Medi-Cal has also imposed certain limitations that negatively impacted the amount the Hospital is reimbursed for Medi-Cal patients.

         Operating costs and expenses were $27,895,000 compared to $24,908,000 in 2000, a 11.9% increase. The main cause of the increase is caused by an increase in salaries and related cost to health care providers within the facility. These increases were necessary to keep the Hospital's wage scale more in line with industry standards. The health-care industry is experiencing a serious shortage in nurses and ancillary care technicians. In order to stay competitive within the market the Hospital must continue to maintain a wage scale that in comparable to other facilities in rural areas. The continued reduction in third-party reimbursement is the major contributing factor to the increase in contractual allowances. The Hospital is still dealing with third-party payors to finalize cost reports under audit. Management is actively appealing various adjustments made by the intermediary, and, even though, it appears the Hospital will prevail on various issues, no amount will be booked as a receivable until the ultimate outcome of the appeal is known. Net income before income taxes is $557,000 in 2001 compared to $696,000 in 2000. Even though the Hospital continues to be negatively impacted by poor reimbursement contracts with third party payers, if the required daily census can be maintained and costs are controlled, management anticipates continued profitable operations.

                                 2001 continued
                                 ----

         Over the years, as the Company incurs more contractual allowances and uncollectible accounts, results from operations have suffered. The Company continues to enjoy good returns on its investments to help maintain a net profit. For the current year, sales of investments resulted in gains of $41,000, while total investment income was $772,000. As discussed in Item 1, the Company continues to expand operations to maintain a competitive edge in a continuing ever changing health care environment. All construction projects, considered necessary to maintain operations, will be completed without negative impact on the financial statements.

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

         Liquidity and Capital Resources
         -------------------------------

         The Company's financial condition remains very strong with substantial investments, strong liquidity and minimal debt. The cash and liquid investments are being maintained to subsidize Hospital operations, finance needed construction and increased services at Mad River Community Hospital. Currently, the Company has approximately $5,781,000 in cash and short-term investments. Included in this amount are $2,502,000 in unrealized holding gains. The short-term investments are collateral for the $2,322,000 line of credit at June 30, 2001

         Cash from operating and investing activities continue to fund investing activities, the largest of which is the purchase of real estate, property and equipment, which totaled $2,153,000 in 2001. As the long-term debt relates only to the acquisition of major equipment, cash required for financing activities remains relatively low. The Hospital is currently evaluating the need for additional long-term financing to finance major renovation and construction projects.

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

         Contractual allowances totaled $27,579,000 in 2000 compared to $23,808,000 in 1999, a 15.8% increase. Government regulatory agencies attempt to reimburse the Hospital based on cost of services. But, as the government continues its efforts to cut back on rising health care payments, the actual reimbursement to the Hospital continues to decrease as evidenced by the large increase in contractual allowances. For the three years ended June 30, 2000, contractual allowances and provisions for bad debts have amounted to approximately $74,200,000 or 52% of gross revenue. At times the Hospital is unable to even recoup costs on Medicare patients under the current methodology of reimbursement. Medi-Cal has also imposed certain limitations that negatively impacted the amount the Hospital is reimbursed for Medi-Cal patients.

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

                                 2000 continued
                                 ----

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

Item 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------

                              FINANCIAL STATEMENTS
                              --------------------


                  Description                                           Page
                  -----------                                           ----

Independent Auditors' Reports                                            14

Financial Statements:

         Balance Sheets - June 30, 2001 and 2000                       15-16

         Statements of Operations
           Years ended June 30, 2001, 2000 and 1999                      17

         Statements of Comprehensive Income
           Years ended June 30, 2001, 2000 and 1999                      18

         Statements of Stockholders' Equity
           Years ended June 30, 2001, 2000 and 1999                      19

         Statements of Cash Flows -
           Years ended June 30, 2001, 2000 and 1999                    20-21

         Notes to Financial Statements                                 22-32

Item 14. Exhibits, Financial Statement, Schedules
            and Reports on Form 8-K                                      38

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION

                   Annual Report for Corporations - Form 10-K
                       Years ended June 30, 2001 and 2000


                              Financial Statements,
                     Supplementary Data and Auditors' Report

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
American Hospital Management Corporation

We have audited the accompanying balance sheets of American Hospital Management Corporation as of June 30, 2001 and 2000 and the related statements of operations, comprehensive income and loss, stockholders' equity and cash flows for each of the three years ended June 30, 2001. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of American Hospital Management Corporation as of June 30, 2001 and 2000, and the results of its operations and its cash flows for each of the three years ended June 30. 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein



                                                               Hurley & Company




Granada Hills, California
October 15, 2001

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                                 Balance Sheets
                             June 30, 2001 and 2000


                           Assets
                           ------
                                                                   2001         2000
                                                               -----------   -----------
Current assets:
  Cash and cash equivalents                                    $   256,995   $   769,953
  Marketable securities                                          5,524,003     5,957,315
  Receivables:
    Patients, net of estimated uncollectibles of $4,769,817
      and $3,709,870, in 2001 and 2000, respectively             8,196,500     6,716,586
    Other                                                          115,904       236,216
    Estimated third-party payor settlements                      1,259,087       336,129
  Supplies, at lower of cost (first-in, first-out) or market     1,012,915       913,690
  Prepaid expenses                                                 101,203        87,750
                                                               -----------   -----------
                  Total current assets                          16,466,607    15,017,639

Property and equipment, net                                      5,801,022     4,443,847

Real estate held for investment, net                             1,954,241     1,999,909

Deferred income taxes                                               97,007       354,705

Other assets                                                       543,810       592,922
                                                               -----------   -----------
                                                               $24,862,687   $22,409,022
                                                               ===========   ===========



(continued)

The accompanying notes are an integral part of these financial statements

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                                 Balance Sheets
                             June 30, 2001 and 2000


                      Liabilities and Stockholders' Equity
                      ------------------------------------

                                                                  2001          2000
                                                               -----------   -----------
Current Liabilities:
  Current maturities of long-term debt                         $   199,700   $   113,187
 Line of credit                                                  2,321,587       654,363
  Accounts payable and accrued expenses:
    Trade                                                        2,086,732     1,596,078
    Accrued liabilities                                          2,121,092     1,704,211
    Estimated third-party payor settlements                             --       323,364
    Income taxes:
      Current                                                      224,506        77,226
      Deferred                                                   1,200,673     1,687,357
                                                               -----------   -----------

                  Total current liabilities                      8,154,290     6,155,786
                                                               -----------   -----------

Long-term debt, less current maturities                          1,067,188       562,945
                                                               -----------   -----------
Stockholders' equity:
  $2cumulative preferred stock, par value $1
   per share; authorized 100,000 shares;
   issued 65,270.82 shares; reacquired
   18,784.20 and 18,442.26 shares; outstanding
   46,486.62 and 46,828.56 shares; aggregate
   redemption and liquidating value of $1,278,382
   and $1,287,778 at June 30, 2000 and 1999, respectively           46,487        46,829
  Common stock, par value $1.00 per share;
    authorized 400,000 shares, issued
    249,051 shares, reacquired 26,436 and 25,483
    shares; outstanding - 222,615 and 223,568 shares
    at June 30, 2000 and 1999, respectively                        222,615       223,568
  Additional paid-in capital                                       106,554       122,384
  Accumulated other comprehensive income                         1,353,762     1,681,714
  Retained earnings                                             13,911,791    13,615,796
                                                               -----------   -----------

                  Total Stockholders' equity                    15,641,209    15,690,291
                                                               -----------   -----------

                                                               $24,862,687   $22,409,022
                                                               ===========   ===========


(concluded)

The accompanying notes are an integral part of these financial statements.

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                            Statements of Operations
                    Years ended June 30, 2001, 2000, and 1999

                                                           2001           2000           1999
                                                       ------------   ------------   ------------
Net patient service revenue                            $ 27,663,529   $ 24,759,228   $ 24,089,600
Other revenue                                               393,155        346,071        389,879
                                                       ------------   ------------   ------------

                  Total operating revenue                28,056,684     25,105,299     24,479,479
                                                       ------------   ------------   ------------

Operating costs and expenses:
     Professional care of patients                       17,161,899     15,160,791     14,819,559
General services                                          2,527,309      2,357,961      2,456,966
Administrative services                                   3,506,466      3,304,688      3,583,756
     Employee health and welfare                          2,104,678      1,132,846      2,084,133
     Medical malpractice insurance                          415,790        296,639        323,546
     Interest                                               113,714        104,938         74,966
     Depreciation and amortization                          841,117        827,340        939,858
     Provision for bad debts                              1,223,545      1,723,497      1,176,463
                                                       ------------   ------------   ------------
                  Total operating costs and expenses     27,894,518     24,908,700     25,459,247
                                                       ------------   ------------   ------------
                  Income (loss) from operations             162,166        196,599       (979,768)
                                                       ------------   ------------   ------------
Other income:
     Investment income                                      418,911        487,129        627,759
     Other                                                   15,586         12,642         12,385
                                                       ------------   ------------   ------------
                                                            434,497        499,771        640,144
                                                       ------------   ------------   ------------
Income (loss) before income taxes                           596,663        696,370       (339,624)
     Provision for income tax expense (benefit)             214,156        155,111       (174,800)
                                                       ------------   ------------   ------------

                  Net income (loss)                    $    382,507   $    541,259   $   (164,824)
                                                       ============   ============   ============


Basic earnings (loss) per common share                 $       1.30   $       2.00   $      (1.15)
                                                       ============   ============   ============

Diluted earnings (loss) per common share               $       1.21   $       1.71   $      (1.15)
                                                       ============   ============   ============





The accompanying notes are an integral part of these financial statements.

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                   Statements of Comprehensive Income and Loss
                    Years ended June 30, 2001, 2000, and 1999


2001
----
Net income                                                                         $ 382,507
         Other comprehensive income, net of tax:
           Unrealized losses on securities:
             Unrealized holding losses arising during tax period      $(286,678)
             Less: reclassification adjustment for gains realized
                  in net income                                         (41,274)    (327,952)
                                                                      ---------    ---------
Comprehensive income                                                               $  54,555

2000
----

Net income                                                                         $ 541,259
         Other comprehensive income, net of tax:
           Unrealized losses on securities:
             Unrealized holding gains arising during tax period       $  10,799
               Less: reclassification adjustment for gains realized
                  in net income                                        (167,590)    (156,791)
                                                                      ---------    ---------
Comprehensive income                                                               $ 384,468
                                                                                   =========

1999
----

Net loss
                                                                                   $(164,824)
         Other comprehensive income, net of tax:
           Unrealized gains on securities:
             Unrealized holding gains arising during tax period       $ 216,142
               Less: reclassification adjustment for gains realized
                  in net income                                        (432,691)    (216,549)
                                                                      ---------    ---------
Comprehensive loss                                                                 $(381,373)
                                                                                   =========




The accompanying notes are an integral part of these financial statements.

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                       Statements of Stockholders' Equity
                    Years ended June 30, 2001, 2000 and 1999

                                                    2001            2000            1999
                                                ------------    ------------    ------------
Stockholders' Equity:

Cumulative Preferred Stock
  Beginning balance                             $     46,829    $     47,442    $     47,690
     Reacquired stock                                    342             613             248
                                                ------------    ------------    ------------
  Ending balance                                      46,487          46,829          47,442
                                                ------------    ------------    ------------

Common Stock
  Beginning balance                                  223,568         225,027         226,157
     Reacquired stock                                    953           1,459           1,130
                                                ------------    ------------    ------------
  Ending balance                                     222,615         223,568         225,027
                                                ------------    ------------    ------------

Additional paid-in-capital
  Beginning balance                                  122,384         148,783         163,769
     Reacquired stock                                 15,830          26,399          14,986
                                                ------------    ------------    ------------
  Ending balance                                     106,554         122,384         148,783
                                                ------------    ------------    ------------

Accumulated other comprehensive income
  Beginning balance                                1,681,714       1,838,505       2,055,054
     Change in unrealized holdings gains, net       (327,952)       (156,791)       (216,549)
                                                ------------    ------------    ------------
  Ending balance                                   1,353,762       1,681,714       1,838,505
                                                ------------    ------------    ------------

Retained Earnings
  Beginning balance                               13,615,796      13,157,232      13,398,773
     Net income (loss)                               382,507         541,259        (164,824)
     Cash dividends paid on preferred stock          (86,512)        (82,695)        (76,717)
                                                ------------    ------------    ------------
      Ending balance                              13,911,791      13,615,796      13,157,232
                                                ------------    ------------    ------------

    Total Stockholders' equity                  $ 15,641,209    $ 15,690,291    $ 15,416,989
                                                ============    ============    ============


The accompanying notes are an integral part of these financial statements.

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                            Statements of Cash Flows
                    Years ended June 30, 2001, 2000 and 1999

                                                           2001            2000            1999
                                                       ------------    ------------    ------------
Cash flows from operating activities:
      Cash received from patients
       and third-party payors                          $ 24,106,903    $ 23,172,826    $ 21,394,707
      Cash paid to employees and suppliers              (24,921,285)    (22,638,608)    (22,010,456)
      Investment income received                            415,137         344,897         232,119
      Interest paid                                        (113,714)       (104,938)        (74,966)
      Income taxes, net change                              (77,227)        147,720        (116,602)
                                                       ------------    ------------    ------------
              Net cash (used in) provided by
                operating activities                       (590,186)        921,897        (575,198)
                                                       ------------    ------------    ------------
Cash flows from investing activities:
      Purchase of property and equipment, net            (2,152,623)       (768,647)     (1,380,999)
     Proceeds from sale of short-term investments         1,030,918       1,844,750       3,719,964
     Cash received from partnership investment               27,197              --              --
     Purchase of short-term investments                  (1,102,919)     (1,919,742)     (2,247,503)
     Other                                                  120,312         110,987         (65,191)
                                                       ------------    ------------    ------------
              Net cash (used in) provided by
                investing activities                     (2,077,115)       (732,652)         26,271
                                                       ------------    ------------    ------------
Cash flows from financing activities:
     Proceeds from issuance of long-term debt               703,071          41,522         679,699
     Principal reductions of long-term debt                (112,315)       (107,255)       (144,099)
     Net proceeds from line of credit                     1,667,224         654,363              --
     Dividends paid                                         (86,512)        (82,695)        (76,717)
           Payments for reacquired stock                    (17,125)        (28,471)        (16,364)
                                                       ------------    ------------    ------------

              Net cash provided by
                financing activities                      2,154,343         477,464         442,519
                                                       ------------    ------------    ------------


Net (decrease) increase in cash and cash equivalents       (512,958)        666,709        (106,408)
Cash and cash equivalents, beginning of year                769,953         103,244         209,652
                                                       ------------    ------------    ------------
Cash and cash equivalents, end of year                 $    256,995    $    769,953    $    103,244
                                                       ============    ============    ============
Supplemental schedule of non-cash investing
 activities:
     Decrease in fair value of investments             $   (546,587)   $   (251,889)   $   (360,915)
     Change in deferred taxes                               218,635          95,098         144,366
                                                       ------------    ------------    ------------

     Decrease in unrealized holding gains              $   (327,952)   $   (156,791)   $   (216,549)
                                                       ============    ============    ============



The accompanying notes are an integral part of these financial statements.

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                      Statements of Cash Flows (concluded)
                    Years ended June 30, 2001, 2000 and 1999


                                                            2001          2000           1999
                                                        -----------    -----------    -----------
Reconciliation of net income to net cash
  (used in) provided by operating
     activities:
Net income (loss)                                       $   382,507    $   541,259    $  (164,824)
Adjustments to reconcile net income to net
     cash (used in) provided by operating activities:
         Depreciation and amortization                      864,128        844,241        964,524
         Partnership income                                  (1,097)        (4,185)            --
         Gain on sale of investments                        (41,274)      (167,590)      (432,691)
Change in assets and liabilities:
    (Increase) decrease in patient receivables, net      (1,479,914)       381,362       (724,760)
    Increase in third-party payors, net                  (1,246,322)      (590,337)    (1,183,549)

    Change in income taxes, net                             136,929        302,831       (291,402)
    (Increase) decrease in supplies                         (99,225)       117,360        (56,484)
    (Increase) decrease in prepaid expenses                 (13,453)       (11,313)           651
    Increase (decrease) in trade accounts payable           490,654       (472,004)     1,257,343
    Increase (decrease) in accrued expenses, net            416,881        (19,727)        55,994
                                                        -----------    -----------    -----------
Net cash (used in) provided by
     operating activities                               $  (590,186)   $   921,897    $  (575,198)
                                                        ===========    ===========    ===========


The accompanying notes are an integral part of these financial statements.

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                          Notes to Financial Statements
                          June 30, 2001, 2000 and 1999

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

         Investments
         -----------

         Investments in marketable securities with readily determinable fair values and all investments in debt securities are measured at fair value in the balance sheets. All investments are held for sale. Investment income or loss (including realized gains and losses on investments, interest and dividends) is included in net income. Unrealized gains and losses on investments are excluded from net income but are reported as a separate component of stockholders' equity.

         Property and Equipment
         ----------------------

         Property and equipment acquisitions are recorded at cost. Depreciation is provided over the estimated useful life of each class of depreciable asset and is computed on the straight-line method. Equipment under capital leases is amortized on the straight-line method over the shorter period of the lease term or the estimated useful life of the equipment. Such amortization is included in depreciation and amortization in the financial statements. Statements of Income Transactions deemed by management to be ongoing, major or central to the provision of health care services are reported as revenues and expenses. Peripheral or incidental transactions are reported as other income, net.

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

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                    Notes to Financial Statements, continued

(2)      Net Patient Service Revenue, continued
         ----------------------------

         Gross patient service revenue and related provision for contractual allowances for the years ended June 30, are summarized as follows:

                                                     2001            2000          1999
                                                     ----            ----          ----

         Gross patient service revenue            $56,889,189     $50,615,111    $46,721,019
              Less contractual allowances          29,225,660      25,855,883     22,631,419
                                                  -----------     -----------    -----------
         Net patient service revenue              $27,663,529     $24,759,228    $24,089,600
                                                  ===========     ===========    ===========

         At June 30, 2001 and 2000, accounts receivable are primarily concentrated in federal and state governmental entities and other patients in which the Company does not believe there is any undue credit risk.

         For the three years ended June 30, 2001, contractual allowances and provisions for bad debts has totaled $77,712,962, approximately 50% of gross revenue.

(3)      Marketable Securities
         ---------------------

         Cost and fair value of marketable equity securities at June 30, 2001 and 2000, are as follows:

                                              2001               2000
                                              ----               ----
                 Available for sale:
                     Cost                  $3,267,733          $2,500,094
                     Fair Value             5,524,003           5,957,315
                     Unrealized Gain        2,501,927           3,637,800

                     Unrealized Loss         (245,657)           (180,579)

         Gain or loss from sale of securities is based on specific identification of the securities sold. The change in net unrealized holding gains on securities available for sale, net of the tax effect, of $(327,952), $(156,791) and $(216,549) for the years ended June 30,
         2001, 2000 and 1999 have been charged to comprehensive income. For the years ended June 30, 2001, 2000 and 1999, realized gains and realized losses were $276,863 and $(235,589), $343,889 and $(176,299), and
         $606,848 and $(174,157), respectively.

         The Company has a line of credit with the Wells Fargo Bank, secured by the investment portfolio. The maximum amount available under the line of credit at June 30, 2001 is $2,500,000, of which $2,321,587 is outstanding. The interest rate at June 30, 2001 was 6.75%.

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                    Notes to Financial Statements, continued

(4)      Property and Equipment
         ----------------------

         At June 30, 2001 and 2000, property and equipment is comprised of the following:

                                                                  2001         2000
                                                              -----------   -----------
                  Land and improvements                       $    44,500   $    44,500
                  Buildings                                     5,832,326     5,575,593
                  Equipment                                     9,527,590     8,302,909
                  Construction in progress                        875,916       204,707
                                                              -----------   -----------
                                                               16,280,332    14,127,709
                  Accumulated depreciation and amortization    10,479,310     9,683,862
                                                              -----------   -----------
                  Net property and equipment                  $ 5,801,022   $ 4,443,847
                                                              ===========   ===========

         Capitalized interest of $58,535 is included in construction in progress for the year ended June 30, 2001

         Property and equipment include certain capitalized leases, as follows:

                                                                  2001         2000
                                                              -----------   -----------
                  Equipment                                   $ 1,678,984   $   975,913
                    Less accumulated amortization                 415,360       223,218
                                                              -----------   -----------
                                                              $ 1,263,624   $   752,695
                                                              ===========   ===========

         Amortization expense on capitalized leases for the years ended June 30, 2001, 2000 and 1999 totaled $192,142, $138,957 and $136,087, respectively.

         Annual future minimum lease payments under capitalized leases at June 30, 2001 are as follows:

                                 2002                              $   296,430
                                 2003                                  462,906
                                 2004                                  144,635
                                 2005                                  136,373
                                 2006                                  135,656
                                 Thereafter                            271,311
                                                                     ---------
           Total minimum lease payments                              1,447,311
           Less amount representing interest (6.75% to 19.46%)         312,046
                                                                    ----------
           Present value of minimum lease payments                   1,135,265
           Less current maturity                                       197,518
                                                                    ----------
                                                                   $   937,747
                                                                   ===========

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                    Notes to Financial Statements, continued

(5)      Real Estate Held for Investment
         -------------------------------

         Real estate held for investment consists of 14 properties, 9 of which have a building on their lots. These are itemized as follows:

            Property Location:
              McKinleyville, California                               $1,475,472
              Willow Creek, California                                   335,608
              Lakeport, California                                       333,521
              Arcata, California                                         161,750
              Eureka, California                                         134,908
                                                                      ----------
                                                                       2,441,259
                Less accumulated depreciation for rented property        487,018
                                                                      ----------
                                                                      $1,954,241

         The properties with buildings attached are either used temporarily for Hospital purposes, or used as rental property. All properties are valued at cost as it is not cost effective to determine fair value. Based on the property records available, there is no impairment of value.

(6)      Other Assets
         ------------

         At June 30, 2001 and 2000, other assets include cash surrender value of four life insurance polices totaling $449,570, investment in partnerships of $70,202, and $24,038 in other investments.

(7)      Long-Term Debt
         --------------

         Long-term debt at June 30, 2001 and 2000, consists of the following:

                                                              2001       2000
                                                              ----       ----
           Bank note, secured by investment property,
           interest rate of 2.25% above bank index
           (7.448% at June 30, 2001), payable in monthly
           installments, maturing in 2021                 $  131,623    $133,705
           Lease obligations, payable in installments
           through 2004 with a weighted average
           interest rate of 9.48%                          1,135,265     542,427
                                                           ---------    --------
                                                           1,266,888     676,132
             Less current maturities                         199,700     113,187
                                                          ----------   ---------
                                                          $1,067,188    $562,945
                                                          ==========    ========

         The maturities of long-term debt for each of the succeeding five years subsequent to June 30, 2001, are as follows: 2002-$199,700; 2003-$385,959; 2004-$101,311; 2005-$102,025; 2006-$110,682,and
         beyond-$367,211.

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                    Notes to Financial Statements, continued

(8)      Income Taxes
         ------------

         At June 30, income tax expense (benefit) consisted of the following:

                                                  2001
                                -----------------------------------------------
                                 Federal          California            Total
                                ---------         ----------          ---------
              Current           $ 173,020          $  51,486          $ 224,506
              Deferred             (8,271)            (2,079)           (10,350)
                                ---------          ---------          ---------
                                $ 164,749          $  49,407          $ 214,156
                                =========          =========          =========

                                                  2000
                                -----------------------------------------------
                                 Federal          California            Total
                                ---------         ----------          ---------

              Current           $  69,120          $   9,564          $  78,684
              Deferred             61,486             14,941             76,427
                                ---------          ---------          ---------
                                $ 130,606          $  24,505          $ 155,111
                                =========          =========          =========

                                                  1999
                                -----------------------------------------------
                                 Federal          California            Total
                                ---------         ----------          ---------
              Current           $(175,600)         $     800          $(174,800)
                                =========          =========          =========


         Deferred tax expenses (credits) for 2001, 2000, and 1999 result from the following temporary differences:

                                                2001        2000       1999
                                              --------    --------    --------
       California franchise tax               $(15,590)   $ (7,167)   $(11,750)
       Depreciation and amortization            92,708      84,089     (13,667)
       Allowance for bad debts                 (30,623)     29,221     (26,571)
       Vacation accrual                        (31,992)    (32,700)     (2,692)
       Correction of deferred tax liability    (14,996)         --      54,680
       Other                                    (9,857)      2,984          --
                                              --------    --------    --------
                                              $(10,350)   $ 76,427    $      0
                                              ========    ========    ========

         In addition, deferred tax liability is recorded in the balance sheet, resulting from the change in unrealized holdings for investments. The change in deferred income taxes for the years ended June 30, 2001 and 2000 was $(218,635) and $(239,465), respectively.

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                    Notes to Financial Statements, continued

(8)      Income Taxes continued
         ----------------------

         Recorded income tax expense (benefit) differs from that computed by applying the statutory income tax rates for the following reasons:

                                              2001          2000        1999
                                            ---------    ---------    ---------
         Computed tax at statutory rate $ 255,610 $ 298,325 $(115,472) Increases (decreases) resulting from:
            California franchise tax          (18,498)      (8,108)        (272)
            Domestic dividend exclusion allo  (18,740)     (18,165)     (22,361)
            Cash surrender value                   --     (112,833)      (4,321)
            Entertainment deduction            10,016       11,093        9,649
            Net operating loss carryover           --      (18,043)          --
            Other                             (14,232)       2,842      (42,023)
                                            ---------    ---------    ---------
                                            $ 214,156    $ 155,111    $(174,800)
                                            =========    =========    =========


(9)      Preferred Stock
         ---------------

         The preferred stock provides for cumulative dividends of $2 per share per year. The stock has a redemption and liquidating value of $27.50 per share, plus dividends in arrears. Total redemption and liquidating value of the outstanding shares at June 30, 2001 and 2000, was $1,278,382 and $1,287,778, respectively. In the event of redemption, two shares of common stock can be issued for each share of preferred stock redeemed (if option is exercised by preferred stockholder). Redemption of the preferred stock, in total only, is at the option of the Company.

(10)     Income per Common Share
         -----------------------

         Basic income per common share was computed by dividing the net income after deduction of preferred stock dividend requirements of $92,973, $93,657 and $94,884, by the weighted average number of common shares outstanding (223,092, 224,298 and 225,592) for 2001, 2000 and 1999,
         respectively.

         Diluted income per common share was computed by dividing net income by the weighted average number of common shares outstanding, after redemption of preferred stock, (315,588 and 317,255) for 2001 and 2000, respectively. For 1999, there was an anti-dilutive effect for all shares.

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

(12)     401(k) Plan
         -----------

         The Plan is a defined contribution plan to which all employees are permitted to make salary deferrals under the 401(k) provision. Such contributions are credited directly to their accounts. Based on the Plan document, the Employer can make discretionary contributions for the participants. No employer contribution was made for any of the three years ended June 30, 2001.

(13)     Concentrations of Credit Risk
         -----------------------------

         The Hospital grants credit without collateral to its patients, most of whom are local residents and are insured under third-party payor agreements. The mix of receivables from patients and third-party payors at June 30, 2001 and 2000, was as follows:

                                                      2001                2000
                                                      ----                ----
                  Medicare                             38.8%             33.4%
                  Medi-Cal                             11.6              18.4
                  Other third-party payors             39.0              41.0
                  Patients                             10.6               7.2
                                                     ------           -------
                                                      100.0%            100.0%
                                                      =====             =====

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                    Notes to Financial Statements, continued


(14)     Self-insurance Program
         ----------------------

         The Hospital has elected to self-insure for health care benefits to its employees. Amounts charged to expense and transferred monthly to a trust fund to cover such claims are estimated using rates comparable to actual rates in the industry. Management believes that amounts provided are sufficient to cover claims and costs incurred through June 30, 2001. The rates used to determine the amounts charged to expense for claims and costs are adjusted periodically, as appropriate, to reflect actual experience. The Hospital has 100 percent insurance coverage for individual claim expenses in excess of $50,000 and for aggregate claim expenses in excess of $1,739,750.

         Health care benefit expense was approximately $1,498,230, $830,022 and $2,084,133 for the years ended June 30, 2001, 2000 and 1999, respectively.

(15)     Commitments and Contingencies
         -----------------------------

         Total rental expense for the years ended June 30, 2001, 2000, and 1999, was $386,346, $388,708 and $380,325, respectively

         The Company has entered into an agreement for approximately $1,140,000 to construct a medical office building adjacent to the Hospital. There will be additional cost, depending on the final occupants' of the buildings needs. As of June 30, 2001, approximately $400,000 has been paid on the contract.

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

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                    Notes to Financial Statements, concluded



(17)     Fair values of Financial Instruments
         ------------------------------------

         Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument; they are subjective in nature and involve uncertainties and matters of judgment and, therefore, cannot be determined with precision. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular instrument. Changes in assumptions could significantly affect the estimates.

         Since the fair value is estimated as of June 30, 2001, the amounts that will actually be realized or paid at settlement of the instruments could be significantly different.

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

Item 9.  Changes in and disagreements with accountants on
         ------------------------------------------------
         Accounting and Financial Disclosure
         -----------------------------------

                  None.

PART III

Item 10. Directors and Executive Officers of the Registrant
-------  --------------------------------------------------

Name and principal occupation
during last five years            Since     Age     Office         Occupation
----------------------            -----     ---     ------         ----------

Lawrence V. Blashaw               1970      75     Director        President of
                                                                   Freight For-
                                                                   warding Co.

Charles F. Forbes, Attorney       1968      71     Secretary &     Retired
                                                   Director
Attorney

Allen E. Shaw, President          1960      83     President &     President of
of the Company                                     Director        Company

Douglas A. Shaw, Vice President   1981      50     Vice President  Hospital
Administrator                                      & Director      Administrator

Richard J. Stanczak               1977      75     Director        Business
Business Consultant                                                Consultant

Michael Young, Controller         1978      53     Treasurer       Hospital
Administrator                                                      Controller

Donald J. Krpan, D.O.             1988      65     Director        President of
                                                                   the American
                                                                   Osteopath
                                                                   Association

John Aryanpur, M.D.               1998      41     Director        Neurosurgeon

Item 11. Executive Compensation
-------  ----------------------

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

                                                        Cash and cash equivalent
                                                          forms of remuneration

Name of individual                                            Salaries, fees,
or number of                  Capacities in which             directors' fees
persons in group           remuneration was received          and bonuses
----------------           -------------------------          -----------

Allen E. Shaw              President and Chairman of            $ 122,802
                           the Board

Douglas A. Shaw            Vice President, Administrator           52,000

Michael Young              Treasurer and Controller of             75,954
                           Mad River Community Hospital

All other directors
  and officers as a
  group (5 persons)                                                 24,131
                                                                  --------

(8 persons)                                                     $  274,887
                                                                ==========

Note: There was no contractual agreement with any directors regarding compensation, pensions or stock options. Directors, from time to time, are compensated for attendance at meetings for their general administrative duties although there is no required payment. Total director compensation for 2001 was $24,131. There have not been any payments made to officers or directors for severance of relationship.

Item 12. Security Ownership of Certain
-------  -----------------------------
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

Security ownership of management is as follows:

                                                           Number of shares
                                                           ----------------
         Name                                          Common          Preferred
         ----                                          ------          ---------

         Lawrence V. Blashaw                           2,500                 --
         Allen E. Shaw Family                        118,079              1,970
                                                     -------           --------

                                                     120,579              1,970
                                                     =======           ========

* Arcata Hospital Corporation is 98% owned by shareholders of the Company.

Item 13. Certain Relations and
-------  ---------------------
         Related Transactions
         --------------------

         None.

PART IV

Item 14. Exhibits, Financial Statement
-------  -----------------------------
         Schedules, and Reports on Form 8-K
         ----------------------------------
Page
----
(a) (1)      The following financial statements are included in
               Part II, Item 8:

                  Reports of Independent Auditors'

                  Financial Statements:
                      Balance Sheets
                        June 30, 2001 and 2000

                      Statements of Operations
                        Years ended June 30, 2001, 2000 and 1999

                      Statements of Comprehensive Income
                        Years ended June 30, 2001, 2000 and 1999

                      Statements of Stockholders' Equity
                        Years ended June 30, 2001, 2000 and 1999

                      Statements of Cash Flows
                        Years ended June 30, 2001, 2000 and 1999

                      Notes to Financial Statements

     (2) The following financial schedules for the Years 2001, 2000 and 1999 are submitted herewith:

                      Schedule II - Valuation and Qualifying Accounts

                      Schedule III - Real Estate and Accumulated Depreciation

             All other schedules are omitted because they are not applicable or not required, or because the required information is included in the financial statements or notes hereto.

     (3)     Exhibits included herein:

                      None

(b) Registrant did not file any reports on Form 8-K during the quarter ended June 30, 2001.

                                   Schedule II

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION

                        Valuation and Qualifying Accounts
                    Years ended June 30, 2001, 2000 and 1999


                          Balance,      Charged         Charged                           Balance,
                         beginning         to           to other                            end
                          of year        income         accounts         Deductions        of year
                          -------       ---------       ---------         -------          -------

Allowance for
 doubtful receivables:


            2001      $  157,532      $1,223,545                        $1,152,064      $  229,013
            2000         230,699       1,723,497                         1,796,664         157,532
            1999         292,723       1,176,463                         1,238,487         230,699


                                  Schedule III

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION

                    Real Estate and Accumulated Depreciation
                    Years ended June 30, 2001, 2000 and 1999



                     Related                                Accumulated                    Useful
Description           debt            Land      Buildings      Total       Depreciation     Life
-----------           ----            ----      ---------      -----       ------------     ----

Rental property      $131,623       $482,346    $1,126,725   $1,609,071     $487,018         25

Investment            None           832,189                    832,189
                    ---------------------------------------------------------------------------
                     $131,623     $1,314,535    $1,126,725   $2,441,260     $487,018
                    ===========================================================================


    Cost:
         Balance at June 30, 2000, 1999 and 1998                 $2,241,260


    Accumulated Depreciation:

         Balance at June 30, 1998                                $   395,682
           Depreciation during period                                 45,669
                                                                 -----------
         Balance at June 30, 1999                                    441,351
              Depreciation during period                              45,667
                                                                 -----------
         Balance at June 30, 2000                                $   487,018
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


                                        AMERICAN HOSPITAL MANAGEMENT CORPORATION


                                        By: /s/ Allen E. Shaw
                                            ------------------------------------
                                                Allen E. Shaw, President


                                        Date:  November 15, 2001
                                              ----------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the principal Executive Officer, principal Financial Officer, Secretary and majority of Board Members on behalf of the Registrant and in the capacities and on the dates indicated:

       Signature                         Capacity                    Date
       ---------                         --------                    ----


/s/  Allen E. Shaw                   President and Director   November 15, 2001
----------------------------
Allen E. Shaw


/s/ Michael J. Young                 Treasurer and Chief      November 15, 2001
----------------------------         Accounting Officer
Michael J. Young                     Director


/s/ Donald J. Krpan                  Director                 November 15, 2001
----------------------------
Donald J. Krpan


/s/ Doug Shaw                        Director                 November 15, 2001
----------------------------
Doug Shaw