Form 10-K
period 2002-06-30
AMERICAN HOSPITAL MANAGEMENT CORP
filed 2003-04-08
CIK 5197

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

Date of Report  June 30, 2002                  Commission file number    0-2751
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

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                        Yes ____   No __X__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes _____ No __X___

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, at a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CRF 230.405.)

There is no market for the registrant's stock.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date (222,315 at November 20, 2002).

Total number of pages, including cover - 44

PART 1

Item 1.           Business
-------           --------

                  The primary business of the Company is the ownership and operation of Mad River Community Hospital (the Hospital) and satellite clinics, located in the Humboldt County area of Northern California.

                  As a result of area growth and the merger of two competing Hospitals in Eureka, and as part of a strategic plan, the Company has expanded the scope of services offered by the Hospital. The Hospital's service area on the north coast is experiencing the highest rate of growth in the county and is especially attractive to healthcare professionals who want to work in a community with high family values.

                  The nearest competition to the Hospital is in Eureka (approximately 12 miles south) where one remaining acute care facility is located. Management of the Hospital feels that as long as it maintains a strong position in providing a full scope of health care services, the facility located in Eureka will have little or no negative impact on Hospital use or occupancy. For this reason, the Hospital organized outpatient clinics in the outlying communities thereby maintaining the Hospital's presence in the service area. A new two story medical building is under construction adjacent to the Hospital for expansion of patient services within the Hospital. The anticipated completion date in 2003, of the new 22,000 square foot building, is subject to obtaining financing.

                  Another positive factor supporting Hospital use is community involvement. As the largest private employer in Arcata, with expanding services being provided through Home Health and Adult Day Health Care departments, the Hospital is highly visible in the community served. The Hospital continues to try to build on this strength by maintaining a solid community provider image through the media and a helping hand in the community. The Hospital is an advocate for a community health care plan involving the medical staff, employers and the area's hospitals and health care providers wherein they will work together to provide a locally based alternative to out of the area managed care.

                  As the health care industry is dependent on government payment of care for the elderly and indigent, the Hospital may be negatively impacted by new Government regulations or changes in policy. As mentioned above, the Hospital is collaborating with other health care professionals to establish a community health care plan that could compete with the various outside managed care plans.

Item 2.           Properties
-------           ----------

                  The main facility operated by the Company is Mad River Community Hospital in Arcata, California. This single story structure is licensed as an 80-bed acute hospital, providing full hospital services to a population of approximately 55,000. Since opening in 1972, the Hospital has maintained a program of expansion and improvements. It is located on 12 acres (part of a 48-acre site) which leaves sufficient open area for expansion of medical services as needed in the further. The Hospital is adjacent to an expanded medical office complex owned by staff doctors.

                  The Company owns 27 acres of land approximately 4 miles from the Hospital held for future residential development. A house and barn on the property are currently used as an office, guest quarters and storage space for the Company. The Company owns a personal residence adjacent to the Hospital. This acquisition was made to facilitate a continued favorable occupancy by a Hospital-related specialty and is presently being leased to an unrelated private resident who provides a child day care service to hospital employees. The Company also owns residences and commercial properties in Eureka, Lake County, and McKinleyville, California. From time to time, the Company acquires real estate being held for investment purposes and future strategic use.

                  As part of its outreach program, the Company owns and operates medical office buildings which include a medical clinic in Willow Creek, California (38 miles east of the Hospital). The Company also owns and operates real property in McKinleyville which provides clinical services.

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
                  Holder Matters
                  --------------

                  There is no market for the registrant's stock. There are approximately 385 shareholders at November 20, 2002. No dividends were paid on common stock during the three years ended June 30, 2002. The Company is current on paying all cumulative preferred stock dividends.

Item 6.           Selected Financial Data
-------           -----------------------


                                                     Years ended June 30
                              --------------------------------------------------------------------

                              2002            2001            2000            1999            1998
                              ----            ----            ----            ----            ----

Total operating
revenue, net             $ 30,547,032     $ 27,663,529    $ 24,759,228    $ 24,089,600     $ 22,992,958

Net (loss) income            (843,080)         382,507         541,259        (164,824)         350,874

Basic (loss) earnings
per share                       (4.21)            1.30            2.00           (1.15)            1.12

Diluted (loss)
earnings per share              (4.21)            1.21            1.71           (1.15)            1.09

Cash dividends per
common shares                      --               --              --              --               --

Total assets               25,161,711       24,862,687      22,409,022      22,302,627       22,411,941

Long-term debt              2,251,843        1,266,888         676,132         741,865          206,265

Working capital             7,605,491        8,312,317       8,861,853       8,553,820        8,905,761

Redeemable
preferred stock                46,471           46,487          46,829          47,442           47,690

Stockholders'
equity                     14,583,066       15,641,209      15,690,291      15,416,989       15,891,443

Item 7            Management's Discussion and Analysis of
------            ---------------------------------------
                  Financial Condition and Results of Operations
                  ---------------------------------------------

                                      2002
                                      ----

                  Results of Operations
                  ---------------------

                  Hospital revenues increased during 2002 as the Hospital continued to expand services offered to the community. Use of inpatient and outpatient services increased approximately 11%. In addition, fees for services rendered increased an average of 7%. Patient revenue totaled $69,530,000 in 2002 compared to $56,889,000 in 2001, a 22.2% increase of $12,641,000.

                  Contractual allowances totaled $40,931,000 in 2002 compared to $30,449,000 in 2001, a 34.4% increase. Largely because of the decrease in the reimbursement payments by third-party payers, management elected to change the methodology for estimating estimated allowances which contributed greatly to the large percentage increase in contractual allowances. The estimated allowances as a percentage of patient receivables increased approximately 11.7%, or approximately $2,576,000. This is a non-cash entry as indicated by the statement of cash flows that shows $713,000 net cash provided by operations. The change in estimate, in large part, was required by third-party payers reimbursing based on fixed contracts which do not take into account the ever increasing cost of providing health care. Medicare and Medi- Cal indicate an attempt to reimburse the hospitals' cost of providing services. But, as the government continues its efforts to cut back on rising health care payments, the actual reimbursement to the Hospital continues to decrease. The majority of reimbursement is based on fixed contracts. Therefore, as actual costs of providing services increase, these amounts are not reimbursed. For the three years ended June 30, 2001, contractual allowances and provisions for bad debts have amounted to approximately $77,700,000 or 51% of gross revenue. For the year ended June 30, 2002, contractual allowances, including the effect of changing the methodology for estimating allowances, were 58.9% of gross revenues. If the change in estimate had not been made, this percentage would have been approximately 54%, a 3% increase over prior years. As indicated above, much of the time, the Hospital is unable to even recoup costs on Medicare patients under the current methodology of reimbursement. Medi-Cal has also imposed certain limitations that negatively impact the amount the Hospital is reimbursed for Medi-Cal patients.

                  Operating costs and expenses were $32,731,000 compared to $27,895,000 in 2001, a 17.3% increase. The main cause of the increase is an increase in salaries and related costs for health care providers within the facility. These increases were necessary to keep the Hospital's wage scale in line with industry standards. The healthcare industry is experiencing a serious shortage in nurses and ancillary care technicians. During the year, as the volume of business increased significantly, the Hospital was forced to use outside nursing registry to cover required staffing

                  2002 continued
                  --------------

                  based on volume. The cost of outside nursing registry is more than double the cost of payroll staffing. Therefore, not only did payroll cost for nurses and medical technicians increase approximately $2,000,000, the Hospital incurred approximately $800,000 in registry costs. In order to stay competitive within the market, the Hospital must continue to maintain a wage scale that is comparable to other facilities in rural areas. As of year end, management had been successful in hiring the required staff and, therefore, the cost for nursing registry will decrease significantly

                  The continued reduction in third-party reimbursement is the major contributing factor to the increase in contractual allowances. The Hospital is still dealing with third-party payors to finalize cost reports under audits. Management is actively appealing various adjustments made by the intermediary, and, even though, it appears the Hospital will prevail on various issues, no amount will be booked as a receivable until the ultimate outcome of the appeal is known. Mainly caused by the lower than expected reimbursement rate effect of the change in estimate, the Company recorded a loss of $843,000 compared to net income of $383,000 in the prior year. Management feels strongly that this loss was caused by the significant increase in the percentage of estimated allowances compared to patient receivables, a balance sheet adjustment. Even though all hospitals continue to be negatively impacted by poor reimbursement contracts with third party payers, if the required daily census can be maintained at the increased level experienced in the current year and costs are controlled, management anticipates continued profitable operations.

                  The Company continues to enjoy a large positive current ratio with current assets exceeding current liabilities by $7,605,000. As the market has been in a down trend, the investment portfolio for equity stocks has suffered an approximate $842,000 decrease in fair value. This decrease is a large contributing factor to the decrease in current assets as well as the decrease in total stockholders' equity. Management hopes that this decrease in fair value is a short-term loss and will be recovered as the economy improves. The Company continues to enjoy good returns on its investments to help maintain operations. For the current year, sales of investments resulted in gains of $20,000, while total investment income was $462,000. As discussed in Item 1, the Company continues to expand operations to maintain a competitive edge in a continuing ever changing health care environment. All construction projects considered necessary to maintain operations will be completed without negative impact on the financial statements.

                  2002 continued
                  --------------

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

                  Liquidity and Capital Resources
                  -------------------------------
                  The Company's financial condition remains very strong with substantial investments, strong liquidity and minimal debt. The current ratio is 1.87 to 1. The cash and liquid investments are being maintained to subsidize Hospital operations and to finance needed construction and increased services at Mad River Community Hospital. Currently, the Company has approximately $5,798,000 in cash and short-term investments. Included in this amount are $1,771,000 in unrealized holding gains. The short-term equity investments are collateral for the $2,374,000 line of credit at June 30, 2002.

                  Cash from operating and investing activities continue to fund investing activities, the largest of which is the purchase of real estate, property and equipment, which totaled $1,187,000 in 2002. As the long-term debt relates only to the acquisition of major equipment, cash required for financing activities remains relatively low. The Hospital is currently seeking alternatives for additional long-term financing to finance major renovation and construction projects. The Hospital is seeking $4,000,000 in long-term financing to complete the attached medical building under construction. The proceeds from this financing will also be used to pay off the $1,074,000 term loan.

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

                  Inflation
                  ---------
                  According to the U.S. Department of Labor Statistics Urban Consumer Price Index, the inflation factor affecting costs for medical care services has averaged approximately 5% over the last three years. This moderate rate contributed to the Hospital's success in maintaining a moderate increase in costs from year to year.

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

                  Contractual allowances totaled $30,449,000 in 2001 compared to $27,579,000 in 2000, a 10.4% increase. Government regulatory agencies attempt to reimburse the Hospital based on cost of services. But, as the government continues its efforts to cut back on rising health care payments, the actual reimbursement to the Hospital continues to decrease as evidenced by the large increase in contractual allowances. For the three years ended June 30, 2001, contractual allowances and provisions for bad debts have amounted to approximately $77,700,000 or 51% of gross revenue. At times the Hospital is unable to even recoup costs on Medicare patients under the current methodology of reimbursement. Medi-Cal has also imposed certain limitations that negatively impacted the amount the Hospital is reimbursed for Medi- Cal patients.

                  Operating costs and expenses were $27,895,000 compared to $24,908,000 in 2000, a 11.9% increase. The main cause of the increase is caused by an increase in salaries and related cost to health care providers within the facility. These increases were necessary to keep the Hospital's wage scale more in line with industry standards. The healthcare industry is experiencing a serious shortage in nurses and ancillary care technicians. In order to stay competitive within the market the Hospital must continue to maintain a wage scale that in comparable to other facilities in rural areas.

                  The continued reduction in third-party reimbursement is the major contributing factor to the increase in contractual allowances. The Hospital is still dealing with third-party payors to finalize cost reports under audits. Management is actively appealing various adjustments made by the intermediary, and, even though, it appears the Hospital will prevail on various issues, no amount will be booked as a receivable until the ultimate outcome of the appeal is known. Net income before income taxes is $597,000 in 2001 compared to $696,000 in 2000. Even though the Hospital continues to be negatively impacted by poor reimbursement contracts with third party payers, if the required daily census can be maintained and costs are controlled, management anticipates continued profitable operations.

                                 2001 continued
                                 ----

                  Over the years, as the Company incurs more contractual allowances and uncollectible accounts, results from operations have suffered. The Company continues to enjoy good returns on its investments to help maintain a net profit. For the current year, sales of investments resulted in gains of $41,000, while total investment income was $378,000. As discussed in Item 1, the Company continues to expand operations to maintain a competitive edge in a continuing ever changing health care environment. All construction projects, considered necessary to maintain operations, will be completed without negative impact on the financial statements.

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

Item 8.           Financial Statements and Supplementary Data
-------           -------------------------------------------

                              FINANCIAL STATEMENTS
                              --------------------

                  Description                                   Page
                  -----------                                   ----

Independent Auditors' Reports                                    15

Financial Statements:

         Balance Sheets - June 30, 2002 and 2001                16-17

         Statements of Operations
           Years ended June 30, 2002, 2001 and 2000              18

         Statements of Comprehensive Income
           Years ended June 30, 2002, 2001 and 2000              19

         Statements of Stockholders' Equity
           Years ended June 30, 2002, 2001 and 2000              20

         Statements of Cash Flows -
           Years ended June 30, 2002, 2001 and 2000             21-22

         Notes to Financial Statements                          23-35

Item 14.  Exhibits, Financial Statement, Schedules
          and Reports on Form 8-K                                40

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION

                   ANNUAL REPORT FOR CORPORATIONS - FORM 10-K
                       YEARS ENDED JUNE 30, 2002 AND 2001

                              FINANCIAL STATEMENTS,
                     SUPPLEMENTARY DATA AND AUDITORS' REPORT

                          INDEPENDENT AUDITORS' REPORT


         To the Board of Directors
         American Hospital Management Corporation

         We have audited the accompanying balance sheets of American Hospital Management Corporation as of June 30, 2002 and 2001, and the related statements of operations, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 2002. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

         In our opinion, such financial statements present fairly, in all material respects, the financial position of American Hospital Management Corporation as of June 30, 2002 and 2001, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein



                                                      Hurley & Company

Granada Hills, California
October 7, 2002

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                                 BALANCE SHEETS
                             JUNE 30, 2002 AND 2001

                           ASSETS
                           ------
                                                                      2002             2001
                                                                      ----             ----
Current assets:
  Cash and cash equivalents                                       $   805,205      $   256,995
  Marketable securities                                             4,993,239        5,524,003
  Receivables:
    Patients, net of estimated allowances of $7,346,065
      and $4,769,817, in 2002 and 2001, respectively                7,503,722        7,840,272
    Other                                                             339,335          472,132
    Estimated third-party payor settlements                         1,219,687        1,259,087
  Income tax refund                                                   238,944               --
  Supplies, at lower of cost (first-in, first-out) or market        1,163,683        1,012,915
  Prepaid expenses                                                     53,171          101,203
                                                                  -----------      -----------
             Total current assets                                  16,316,986       16,466,607

Property and equipment, net                                         6,187,174        5,801,022

Real estate held for investment, net                                1,909,172        1,954,241

Deferred income taxes                                                 227,938           97,007

Other assets                                                          520,441          543,810
                                                                  -----------      -----------
                                                                  $25,161,711      $24,862,687
                                                                  ===========      ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                                 BALANCE SHEETS
                             JUNE 30, 2002 AND 2001

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

                                                                                         2002             2001
                                                                                         ----             ----
Current Liabilities:
  Current maturities of long-term debt                                               $   384,693      $   199,700
 Line of credit                                                                        2,374,150        2,321,587
  Accounts payable and accrued expenses:

    Trade                                                                              2,337,300        2,086,732
    Accrued liabilities                                                                2,388,445        2,121,092
    Estimated third-party payor settlements                                              161,000               --
    Income taxes:
      Current                                                                            148,386          224,506
      Deferred                                                                           917,521        1,200,673
                                                                                     -----------      -----------

                  Total current liabilities                                            8,711,495        8,154,290
                                                                                     -----------      -----------

Long-term debt, less current maturities                                                1,867,150        1,067,188
                                                                                     -----------      -----------

Stockholders' equity:
  $2 cumulative preferred stock, par value $1 per share; authorized 100,000 shares; issued 65,270.82 shares; reacquired 18,799.74 and 18,784.20 shares;
    outstanding 46,471.08 and 46,486.62 shares; aggregate redemption and liquidating value of $1,277,955 and $1,278,382 at June 30, 2002 and 2001,
    respectively                                                                          46,471           46,487
  Common stock, par value $1.00 per share; authorized 400,000 shares, issued
    249,051 shares, reacquired 26,736 and 26,436 shares; outstanding -
    222,315 and 222,615 shares at June 30, 2002 and 2001, respectively                   222,315          222,615
  Additional paid-in capital                                                             279,407          106,554
  Accumulated other comprehensive income                                               1,052,554        1,353,762
  Retained earnings                                                                   12,982,319       13,911,791
                                                                                     -----------      -----------

                  Total Stockholders' equity                                          14,583,066       15,641,209
                                                                                     -----------      -----------

                                                                                     $25,161,711      $24,862,687
                                                                                     ===========      ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                            STATEMENTS OF OPERATIONS
                    YEARS ENDED JUNE 30, 2002, 2001, AND 2000


                                                             2002               2001               2000
                                                             ----               ----               ----

Net patient service revenue                              $ 30,547,032       $ 27,663,529       $ 24,759,228
Other revenue                                                 389,612            393,155            346,071
                                                         ------------       ------------       ------------

                  Total operating revenue                  30,936,644         28,056,684         25,105,299
                                                         ------------       ------------       ------------

Operating costs and expenses:
     Professional care of patients                         19,675,123         17,161,899         15,160,791
     General services                                       2,686,040          2,527,309          2,357,961
     Fiscal and administrative services                     4,180,705          3,506,466          3,304,688
     Employee health and welfare                            2,615,432          2,104,678          1,132,846
     Medical malpractice insurance                            574,064            415,790            296,639
     Interest                                                 205,507            113,714            104,938
     Depreciation and amortization                            846,122            841,117            827,340
     Provision for bad debts                                1,947,544          1,223,545          1,723,497
                                                         ------------       ------------       ------------
         Total operating costs and expenses                32,730,537         27,894,518         24,908,700
                                                         ------------       ------------       ------------

         (Loss) income from operations                     (1,793,893)           162,166            196,599
                                                         ------------       ------------       ------------
Other income:
     Investment income                                        462,259            418,911            487,129
     Other                                                     21,672             15,586             12,642
                                                         ------------       ------------       ------------
                                                              483,931            434,497            499,771
                                                         ------------       ------------       ------------

(Loss) income before income tax benefit (provision)        (1,309,962)           596,663            696,370
     Provision for income tax benefit (expense)               466,882           (214,156)          (155,111)
                                                         ------------       ------------       ------------

                  Net (loss) income                      $   (843,080)      $    382,507       $    541,259
                                                         ============       ============       ============


Basic (loss) earnings per common share                   $      (4.21)      $       1.30       $       2.00
                                                         ============       ============       ============

Diluted (loss) earnings per common share                 $      (4.21)      $       1.21       $       1.71
                                                         ============       ============       ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                    STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
                    YEARS ENDED JUNE 30, 2002, 2001, AND 2000

2002
----

Net loss                                                                                   $  (843,080)
         Other comprehensive income, net of tax:
           Unrealized losses on securities:
             Unrealized holding losses arising during tax period         $  (281,667)
             Less: reclassification adjustment for gains realized
                  in net income                                              (19,541)         (301,208)
                                                                         -----------       -----------
Comprehensive loss                                                                         $(1,144,288)
                                                                                           ===========

2001
----

Net income                                                                                 $   382,507
         Other comprehensive income, net of tax:
           Unrealized losses on securities:
             Unrealized holding losses arising during tax period         $  (286,678)
               Less: reclassification adjustment for gains realized
                  in net income                                              (41,274)         (327,952)
                                                                         -----------       -----------
Comprehensive income                                                                       $    54,555
                                                                                           ===========

2000
----

Net income                                                                                 $   541,259
         Other comprehensive income, net of tax:
           Unrealized losses on securities:
             Unrealized holding gains arising during tax period          $    10,799
               Less: reclassification adjustment for gains realized
                  in net income                                             (167,590)         (156,791)
                                                                         -----------       -----------
Comprehensive income                                                                       $   384,468
                                                                                           ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 2002, 2001 AND 2000


                                                       2002              2001               2000
                                                       ----              ----               ----
Stockholders' Equity:

Cumulative Preferred Stock
  Beginning balance                               $     46,487       $     46,829       $     47,442
     Reacquired stock                                      (16)              (342)              (613)
                                                  ------------       ------------       ------------
  Ending balance                                        46,471             46,487             46,829
                                                  ------------       ------------       ------------

Common Stock
  Beginning balance                                    222,615            223,568            225,027
     Reacquired stock                                     (300)              (953)            (1,459)
                                                  ------------       ------------       ------------
  Ending balance                                       222,315            222,615            223,568
                                                  ------------       ------------       ------------

Additional paid-in-capital
  Beginning balance                                    106,554            122,384            148,783
     Stockholder debt                                  175,626                 --                 --
     Reacquired stock                                   (2,773)           (15,830)           (26,399)
                                                  ------------       ------------       ------------
  Ending balance                                       279,407            106,554            122,384
                                                  ------------       ------------       ------------

Accumulated other comprehensive income
  Beginning balance                                  1,353,762          1,681,714          1,838,505
    Change in unrealized holdings gains, net          (301,208)          (327,952)          (156,791)
                                                  ------------       ------------       ------------
  Ending balance                                     1,052,554          1,353,762          1,681,714
                                                  ------------       ------------       ------------

Retained Earnings
  Beginning balance                                 13,911,791         13,615,796         13,157,232
     Net (loss) income                                (843,080)           382,507            541,259
     Cash dividends paid on preferred stock            (86,392)           (86,512)           (82,695)
                                                  ------------       ------------       ------------
  Ending balance                                    12,982,319         13,911,791         13,615,796
                                                  ------------       ------------       ------------

    Total Stockholders' equity                    $ 14,583,066       $ 15,641,209       $ 15,690,291
                                                  ============       ============       ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                            STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 2002, 2001 AND 2000

                                                               2002              2001             2000
                                                               ----              ----             ----

Cash flows from operating activities:
     Cash received from patients
       and third-party payors                             $ 29,596,524       $ 24,106,903       $ 23,172,826
     Cash paid to employees and suppliers                  (29,078,230)       (24,921,285)       (22,638,608)
     Investment income received                                478,584            415,137            344,897
     Interest paid                                            (205,507)          (113,714)          (104,938)
     Income taxes (paid) received                              (78,126)           (77,227)           147,720
                                                          ------------       ------------       ------------
              Net cash provided by (used in)
                operating activities                           713,245           (590,186)           921,897
                                                          ------------       ------------       ------------
Cash flows from investing activities:
     Purchase of property and equipment, net                (1,187,205)        (2,152,623)          (768,647)
     Proceeds from sale of short-term investments            2,588,137          1,030,918          1,844,750
     Cash received from partnership investment                      --             27,197                 --
     Purchase of short-term investments                     (2,514,004)        (1,102,919)        (1,919,742)
     Other                                                          --            120,312            110,987
                                                          ------------       ------------       ------------
              Net cash used in
                investing activities                        (1,113,072)        (2,077,115)          (732,652)
                                                          ------------       ------------       ------------
Cash flows from financing activities:
     Proceeds from issuance of long-term debt                1,173,661            703,071             41,522
     Principal reductions of long-term debt                   (188,706)          (112,315)          (107,255)
     Net proceeds from line of credit                           52,563          1,667,224            654,363
     Dividends paid                                            (86,392)           (86,512)           (82,695)
     Payments for reacquired stock                              (3,089)           (17,125)           (28,471)
                                                          ------------       ------------       ------------
              Net cash provided by
                financing activities                           948,037          2,154,343            477,464
                                                          ------------       ------------       ------------

Net increase (decrease) in cash and cash equivalents           548,210           (512,958)           666,709
Cash and cash equivalents, beginning of year                   256,995            769,953            103,244
                                                          ------------       ------------       ------------
Cash and cash equivalents, end of year                    $    805,205       $    256,995       $    769,953
                                                          ============       ============       ============
Supplemental schedule of non-cash investing
 activities:
     Decrease in fair value of investments                $   (485,347)      $   (546,587)      $   (251,889)
     Change in deferred taxes                                  184,139            218,635             95,098
                                                          ------------       ------------       ------------

     Decrease in unrealized holding gains                 $   (301,208)      $   (327,952)      $   (156,791)
                                                          ============       ============       ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                      STATEMENTS OF CASH FLOWS (CONCLUDED)
                    YEARS ENDED JUNE 30, 2002, 2001 AND 2000


                                                                2002              2001             2000
                                                                ----              ----             ----
Reconciliation of net (loss) income to net cash
     provided by (used in) operating activities:
Net (loss) income                                          $  (843,080)      $   382,507       $   541,259
Adjustments to reconcile net (loss) income to net
     cash provided by (used in) operating activities:
         Depreciation and amortization                         860,985           864,128           844,241
         Change in estimated uncollectibles                  2,576,248         1,059,947          (431,326)
         Partnership income                                       (669)           (1,097)           (4,185)
         Gain on sale of investments                           (19,541)          (41,274)         (167,590)
Change in assets and liabilities:
    (Increase) decrease in patient receivables, net         (2,106,901)       (2,539,861)          812,688
    Decrease (increase) in third-party payors, net             200,400        (1,246,322)         (590,337)
    Change in income taxes, net                               (545,008)          136,929           302,831
    (Increase) decrease in supplies                           (150,768)          (99,225)          117,360
    Decrease (increase) in prepaid expenses                     48,032           (13,453)          (11,313)
    Increase (decrease) in trade accounts payable              250,568           490,654          (472,004)
    Increase (decrease) in accrued expenses, net               442,979           416,881           (19,727)
                                                           -----------       -----------       -----------
Net cash provided by (used in)
     operating activities                                  $   713,245       $  (590,186)      $   921,897
                                                           ===========       ===========       ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2002, 2001 AND 2000

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         Organization
         ------------

         The Corporation owns and operates one acute-care hospital, Mad River Community Hospital, located in Arcata, California. The Hospital provides inpatient, outpatient and emergency care services for residents of Humboldt County. It also operates other health care related enterprises in the same location. Admitting physicians are primarily practitioners in the local area. The Company was incorporated as a C-Corporation in California in 1955.

         Use of Estimates
         ----------------

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Cash and Cash Equivalents
         -------------------------

         Cash and cash equivalents represent cash in checking and demand savings accounts. Cash is substantially held in one financial institution.

         Investments
         -----------

         Investments in marketable securities with readily determinable fair values and all investments in debt securities are measured at fair value in the balance sheets. An investment in oil and gas properties represents approximately 19% of the total investment in marketable securities. All investments are held for sale. Investment income or loss (including realized gains and losses on investments, interest, royalties and dividends) is included in net income. Unrealized gains and losses on investments are excluded from net income but are reported as a separate component of stockholders' equity.

         Property and Equipment
         ----------------------

         Property and equipment acquisitions are recorded at cost. Depreciation is provided over the estimated useful life of each class of depreciable asset and is computed on the straight-line method. (lives range from three to thirty years) Equipment under capital leases is amortized on the straight-line method over the shorter period of the lease term or the estimated useful life of the equipment. Such amortization is included in depreciation and amortization in the financial statements. Interest cost incurred on borrowed funds during the period of construction of capital assets is capitalized as a component of the cost of acquiring those assets.

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION

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

         Estimated Malpractice Costs
         ---------------------------

         The provision for estimated medical malpractice claims includes estimates for the ultimate costs for both reported claims and claims incurred but not reported.

         Income Taxes
         ------------

         Deferred income taxes are provided for the estimated income tax effect of temporary differences between financial and taxable income.

         Investment in Partnership
         -------------------------

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

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

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

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

(2)      NET PATIENT SERVICE REVENUE, continued
         --------------------------

         Gross patient service revenue and related provision for contractual allowances for the years ended June 30, are summarized as follows:

                                                     2002          2001          2000
                                                     ----          ----          ----

         Gross patient service revenue            $69,530,413   $56,889,189   $50,615,111
              Less contractual allowances          38,983,381    29,225,660    25,855,883
                                                  -----------   -----------   -----------
         Net patient service revenue              $30,547,032   $27,663,529   $24,759,228
                                                  ===========   ===========   ===========

         At June 30, 2002 and 2001, accounts receivable are primarily concentrated in federal and state governmental entities and other patients in which the Company does not believe there are any undue credit risk.

         In prior years, the contractual allowance percentage of patient service revenue has averaged approximately 51%. Third party payors' payments for services rendered to patients has continued to decrease, most significantly, in the current year. Therefore, management has elected to make a change in the methodology for estimating estimated allowances. The effect of this change has increased the percentage of contractual allowances to patient service revenue to approximately 56%. (Note 3)

(3)      CHANGE IN ESTIMATE
         ------------------

         During the fiscal year ended June 30, 2002, management recognized that the estimated allowances account needed to be increased to reflect the reduced payments received for services rendered. At any financial reporting period, the amount of services billed but not collected is recorded in the patient receivable account. The estimated allowances account represents an estimate of the amount of patient receivables that have been billed but will not be collected because of the third party payers methodology for reimbursement. As discussed in Note 2, the Hospital has various contractual agreements with third-party payers for reimbursement of patient services billed. Each year the amount of reimbursement under contractual agreement, Medicare, Medi-Cal and Blue Cross being the largest providers, has not kept up with the rising cost of healthcare, most specifically the cost for nurses and medical technicians of which there is a shortage nation wide. As the lack of adequate reimbursement is a problem for all healthcare providers, management believes that third- party payers, most specifically Medicare and Medi-Cal will need to change their methodology for reimbursement to insure, at a minimum, that Hospital costs are reimbursed.

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

(3)      CHANGE IN ESTIMATE, CONTINUED
         -----------------------------

         Historically, the average percent of contractual allowances to gross patient revenue has been approximately 51%. (retention percent). Unfortunately, the actual average retention percent for bills rendered to patients receiving care from the Hospital is now closer to 54%. Therefore, the estimated allowance amount, per the balance sheet, has increased from 37.8% of gross receivables at June 30, 2001, to 49.5% at June 30, 2002, 54% for inpatients and outpatients of the Hospital. This change, made in the year ended June 30, 2002, covers approximately $5,207,700 in billings made over the current and past years. Management does not anticipate that an additional adjustment for a change in estimate will be necessary in subsequent years.

(4)      MARKETABLE SECURITIES
         ---------------------

         Cost and fair value of marketable equity securities at June 30, 2002 and 2001, are as follows:

                                                   2002                2001
                                                   ----                ----
             Available for sale:
                 Cost                          $ 3,222,291          $     3,267
                 Fair Value                      4,993,239            5,524,003
                 Unrealized Gain                 2,189,066            2,501,927
                 Unrealized Loss                  (418,118)            (245,657)

         Gain or loss from sale of securities is based on specific identification of the securities sold. The change in net unrealized holding gains on securities available for sale, net of the tax effect, of $(301,208), $(327,952) and $(156,791) for the years ended June 30,
         2002, 2001 and 2000 have been charged to comprehensive income. For the years ended June 30, 2002, 2001 and 2000, realized gains and realized losses were $746,065 and $(726,524), $276,863 and $(235,589), and
         $343,889 and $(176,299), respectively.

         The Company has a line of credit with the Wells Fargo Bank, secured by the equity investment portfolio. The maximum amount available under the line of credit at June 30, 2002 is $2,500,000, of which $2,374,150 is outstanding. The interest rate at June 30, 2002 and 2001 was 4.75% and 7.00%, respectively. The average short-term borrowing rate for the Company was 5.25% and 7.24% for 2002 and 2001, respectively.

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

(5)      PROPERTY AND EQUIPMENT
         ----------------------

         At June 30, 2002 and 2001, property and equipment is comprised of the following:

                                                         2002            2001
                                                         ----            ----

         Land and improvements                       $    44,500     $    44,500
         Buildings                                     5,927,297       5,832,326
         Equipment                                     9,610,007       9,527,590
         Construction in progress                      1,765,447         875,916
                                                     -----------     -----------
                                                      17,347,251      16,280,332
         Accumulated depreciation and amortization    11,160,077      10,479,310
                                                     -----------     -----------
         Net property and equipment                  $ 6,187,174     $ 5,801,022
                                                     ===========     ===========

         Capitalized interest of $89,321 and $58,535 is included in construction in progress for the years ended June 30, 2002 and 2001, respectively.

         Property and equipment include certain capitalized leases, as follows:

                                                   2002               2001
                                                   ----               ----
         Equipment                              $1,678,984         $1,678,984
           Less accumulated amortization           657,721            415,360
                                                ----------         ----------
                                                $1,021,263         $1,263,624
                                                ==========         ==========

         Amortization expense on capitalized leases for the years ended June 30, 2002, 2001 and 2000 totaled $242,361, $192,142 and $138,957, respectively.

         Annual future minimum lease payments under capitalized leases at June 30, 2002 are as follows:

                                             2003                  $   462,906
                                             2004                      144,635
                                             2005                      136,373
                                             2006                      135,656
                                             2007                      135,656
                                             Thereafter                158,264
                                                                   -----------
          Total minimum lease payments                              1,173,490
          Less amount representing interest (6.75% to 19.46%)          222,614
                                                                   -----------
          Present value of minimum lease payments                      950,876
          Less current maturity                                        382,511
                                                                   -----------
                                                                   $   568,365
                                                                   ===========

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

(6)      REAL ESTATE HELD FOR INVESTMENT
         -------------------------------

         Real estate held for investment consists of 14 properties, 9 of which have a building on their lots. These are itemized as follows:

                                                                             2002            2001
                                                                             ----            ----
         Property Location:
           McKinleyville, California                                      $1,475,472      $1,475,472
           Willow Creek, California                                          335,608         335,608
           Lakeport, California                                              333,521         333,521
           Arcata, California                                                161,750         161,750
           Eureka, California                                                134,908         134,908
                                                                          ----------      ----------
                                                                           2,441,259       2,441,259
            Less accumulated depreciation for rented property                532,087         487,018
                                                                          ----------      ----------
                                                                          $1,909,172      $1,954,241
                                                                          ==========      ==========

         The properties with buildings attached are either used temporarily for Hospital purposes, or used as rental property. All properties are valued at cost as it is not cost effective to determine fair value. Based on the property records available, there is no impairment of value.

(7)      OTHER ASSETS
         ------------

         At June 30, 2002, other assets include cash surrender value of life insurance polices on three executives totaling $449,570 and an investment in a partnership of $70,871. For the years ended 2002 and 2001, the investment in a partnership increased by income of $669 and $1,097, respectively.

(8)      LONG-TERM DEBT
         --------------

         Long-term debt at June 30, 2002 and 2001, consists of the following:

                                                             2002         2001
                                                             ----         ----
           Bank note, secured by investment property,
           interest rate of 2.25% above bank index
           (5.01% at June 30, 2002), payable in monthly
           installments, maturing in 2021                 $  127,307   $ 131,623
           Term note, secured by patients' receivables,
           interest rate of prime plus 2%, (6.75% at
           June 30, 2002), interest only through
           December 31, 2002, thereafter, monthly
           payments equal to 4.16% of the term loan
           balance through December 31, 2004, with
           entire principle balance due at that time.      1,073,660          --

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

(8)      LONG-TERM DEBT, CONTINUED
         --------------

         Lease obligations, payable in installments
         through 2008 with a weighted average
         interest rate of 9.48%                           950,876    1,135,265
         Shareholder, unsecured, interest only at 7%      100,000           --
                                                       ----------   ----------
                                                        2,251,843    1,266,888
           Less current maturities                        384,693      199,700
                                                       ----------   ----------
                                                       $1,867,150   $1,067,188
                                                       ==========   ==========

         The maturities of long-term debt for each of the succeeding five years subsequent to June 30, 2002, are as follows: 2003-$384,693; 2004-$501,829; 2005-$823,142; 2006-$106,500; 2007- $116,468,
         thereafter- $319,211.

(9)      INCOME TAXES
         ------------

         At June 30, income tax expense (benefit) consisted of the following:

                                                   2002
                                  -------------------------------------
                                  Federal       California        Total
                                  -------       ----------        -----
                  Current       $(238,944)      $     800       $(238,144)
                  Deferred       (191,358)        (37,380)       (228,738)
                                ---------       ---------       ---------
                                $(430,302)      $ (36,580)      $(466,882)
                                =========       =========       =========

                                                   2001
                                  -------------------------------------
                                  Federal       California        Total
                                  -------       ----------        -----
                  Current       $ 173,020       $  51,486       $ 224,506
                  Deferred         (8,271)         (2,079)        (10,350)
                                ---------       ---------       ---------
                                $ 164,749       $  49,407       $ 214,156
                                =========       =========       =========

                                                   2000
                                  -------------------------------------
                                  Federal       California        Total
                                  -------       ----------        -----
                  Current       $ 69,120        $  9,564        $ 76,684
                  Deferred        61,486          14,941          76,427
                                --------        --------        --------
                                $130,606        $ 24,505        $155,111
                                ========        ========        ========

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

(9)      INCOME TAXES continued
         ------------

         Deferred tax expenses (credits) for 2002, 2001, and 2000 result from the following temporary differences:

                                                      2002            2001            2000
                                                      ----            ----            ----
         California franchise tax                  $  16,823       $ (15,590)      $  (7,167)
         Depreciation and amortization                53,036          92,708          84,089
         Allowance for bad debts                    (214,720)        (30,623)         29,221
         Vacation accrual                              7,178         (31,992)        (32,700)
         Correction of deferred tax liability             --         (14,996)             --
         Net operating loss                          (96,460)             --              --
         Other                                         5,405          (9,857)          2,984
                                                   ---------       ---------       ---------
                                                   $(228,738)      $ (10,350)      $  76,427
                                                   =========       =========       =========

         In addition, deferred tax liability is recorded in the balance sheet, resulting from the change in unrealized holdings for investments. The change in deferred income taxes for the years ended June 30, 2002 and 2001 was $(184,139) and $(218,635), respectively.

         Recorded income tax expense (benefit) differs from that computed by applying the statutory income tax rates for the following reasons:

                                                       2002            2001            2000
                                                       ----            ----            ----
         Computed tax at statutory rate             $(445,387)      $ 255,610       $ 298,325
         Increases (decreases) resulting from:
            California franchise tax                     (272)        (18,498)         (8,108)
            Domestic dividend exclusion allowance     (15,850)        (18,740)        (18,165)
            Cash surrender value                           --              --        (112,833)
            Entertainment deduction                     8,406          10,016          11,093
            Net operating loss carryover                   --              --         (18,043)
            Other                                     (13,779)        (14,232)          2,842
                                                    ---------       ---------       ---------

                                                    $(466,882)      $ 214,156       $ 155,111
                                                    =========       =========       =========

         The Company has a net operating loss carryforward of $259,464 for federal taxes and $435,904 for state taxes which expire in the year ending 2023.

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

(9)      INCOME TAXES continued
         ------------

         Principal components of the net asset/(liability) representing deferred income tax balances are as follows:

                                                    2002             2001
                                                    ----             ----

         Allowance for bad debts                $   337,532       $    98,109
         Vacation accrual                           285,515           293,521
         Depreciation and amortization             (704,241)         (645,802)
         Net operating loss                         127,212                --
         Unrealized holding gains                  (718,369)         (902,508)
         Other                                      (17,232)           53,014
                                                -----------       -----------
         Net deferred income tax liability      $  (689,583)      $(1,103,666)
                                                ===========       ===========

(10)     PREFERRED STOCK
         ---------------

         The preferred stock provides for cumulative dividends of $2 per share per year. The stock has a redemption and liquidating value of $27.50 per share, plus dividends in arrears. Total redemption and liquidating value of the outstanding shares at June 30, 2002 and 2001, was $1,277,955 and $1,278,382, respectively. In the event of redemption, two shares of common stock can be issued for each share of preferred stock redeemed (if option is exercised by preferred stockholder). Redemption of the preferred stock is at the option of the Company.

(11)     (LOSS) EARNINGS PER COMMON SHARE
         --------------------------------

         Basic (loss) earnings per common share were computed by dividing the net (loss) income after deduction of preferred stock dividend requirements of $92,942, $92,973 and $93,657, by the weighted average number of common shares outstanding (222,465, 223,092 and 224,298) for 2002, 2001 and 2000, respectively.

         Diluted earnings per common share were computed by dividing net income by the weighted average number of common shares outstanding, after redemption of preferred stock, (315,588 and 317,255) for 2001 and 2000, respectively. For 2002, there was an anti-dilutive effect for all shares.

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

(12)     MALPRACTICE INSURANCE ARRANGEMENTS
         ----------------------------------

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

(13)     401(K) PLAN
         -----------

         The Plan is a defined contribution plan to which all employees are permitted to make salary deferrals under the 401(k) provision. Such contributions are credited directly to their accounts. Based on the Plan document, the Company can make discretionary contributions for the participants. The Company made a $34,636 contribution to the plan for the year ended June 30, 2002. No Company contribution was made for any of the two years ended June 30, 2001.

(14)     CONCENTRATIONS OF CREDIT RISK
         -----------------------------

         The Hospital grants credit without collateral to its patients, most of whom are local residents and are insured under third-party payor agreements. The mix of receivables from patients and third-party payors at June 30, 2002 and 2001, was as follows:

                                                   2002        2001
                                                   ----        ----
                  Medicare                         44.1%       38.8%
                  Medi-Cal                         18.9        11.6
                  Other third-party payors         29.1        39.0
                  Patients                          7.9        10.6
                                                  -----       -----
                                                  100.0%      100.0%
                                                  =====       =====

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

(15)     SELF-INSURANCE PROGRAM
         ----------------------

         The Hospital has elected to self-insure for health care benefits to its employees. Amounts charged to expense are based on claims processed and approved by a third-party administrator, Capital Administrators. Claims incurred but not recorded are estimated and charged to expense. Management believes that amounts provided are sufficient to cover claims and costs incurred through June 30, 2002. The rates used to determine the amounts charged to expense for claims and costs are adjusted periodically, as appropriate, to reflect actual experience. The Hospital has insurance coverage for individual claim expenses in excess of $75,000 and for aggregate claim expenses in excess of $1,739,750.

         Health care benefit expense was $1,867,391, $1,498,230 and $830,022 for the years ended June 30, 2002, 2001 and 2000, respectively.

(16)     COMMITMENTS AND CONTINGENCIES
         -----------------------------

         COMMITMENTS. The Company has entered into an agreement for approximately $1,140,000 to construct the exterior shell of a medical building adjacent to the Hospital. In that regard, the Company is pursuing a real estate loan of approximately $4,000,000. The proceeds from the proposed financing will be used to pay off the term loan and finish construction of the medical building. As of June 30, 2002, approximately $508,000 has been paid on the construction contract for the building shell.

         Total rental expense for the years ended June 30, 2002, 2001, and 2000, was $296,277, $386,346, and $388,708, respectively. All leases are currently month to month obligations. With the completion of the medical building, the Company anticipates that certain departments currently occupying leased office space will occupy the medical building which will result in an approximate $21,000 reduction in monthly lease cost.

         LITIGATION. The Hospital is involved in litigation and regulatory investigations arising in the course of business. After consultation with legal counsel and insurance carriers, management estimates that these matters will be resolved without material adverse effect on the Hospital's future financial position or results from operations.

         SEISMIC REGULATIONS. The state of California has passed legislation requiring hospitals to perform structural evaluations of their buildings and upgrade facilities to meet certain minimum seismic standards by 2008. The Hospital has performed the initial evaluations and will meet seismic standards by the required date.

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONCLUDED

(17)     RISKS AND UNCERTAINTIES
         -----------------------

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

(18)     FAIR VALUES OF FINANCIAL INSTRUMENTS
         ------------------------------------

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

         Since the fair value is estimated as of June 30, 2002, the amounts that will actually be realized or paid at settlement of the instruments could be significantly different.

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

Item 9.           Changes in and disagreements with accountants on
-------           ------------------------------------------------
                  Accounting and Financial Disclosure
                  -----------------------------------

                  None.

PART III

Item 10.          Directors and Executive Officers of the Registrant
--------          --------------------------------------------------


Name and principal occupation
during last five years                     Since        Age      Office              Occupation
----------------------                     -----        ---      ------              ----------

Lawrence Senffner, M.D.                    2001         62       Director            Physician
                                                                                     Internal
                                                                                     Medicine

Allen E. Shaw, President                   1960          84      President &         President of
of the Company                                                   Director            Company

Douglas A. Shaw, Vice President            1981          51      Vice President      Hospital
Administrator                                                    & Director          Administrator

Christopher Lee, M.D.                      2001          55      Director            Physician
                                                                                     Internal
                                                                                     Medicine

Michael Young, Controller                  1978          54      Treasurer           Hospital
                                                                 & Director          Controller

Donald J. Krpan, D.O.                      1988          66      Director            University
                                                                                     Provost,
                                                                                     Western
                                                                                     University of
                                                                                     Health
                                                                                     Sciences

Steven Paine                               2001         50       Director            Business
                                                                                     Owner

Item 11.          Executive Compensation
--------          ----------------------

                  The following table sets forth the aggregate direct remuneration paid or accrued by the Company for services in all capacities for the fiscal year ended June 30, 2002, to each director and officer of the Company whose aggregate direct remuneration exceeded $100,000 and to all directors and officers (as a group) who were such at any time during the last fiscal year.

                                                                       Cash and cash equivalent
                                                                         forms of remuneration
                                                                         ---------------------

Name of individual                                                            Salaries, fees,
or number of                        Capacities in which                       directors' fees
persons in group                    remuneration was received                   and bonuses
----------------                    -------------------------                   -----------

Allen E. Shaw                       President and Chairman of                $ 122,803
                                    the Board

All other directors
  and officers as a
 group (6 persons)                                                             136,470
                                                                               -------

(7 persons)                                                                   $259,273
                                                                               =======

Note: There were no contractual agreements with any directors regarding compensation, pensions or stock options. Directors, from time to time, are compensated for attendance at meetings for their general administrative duties although there is no required payment. Total director compensation for 2002 was $6,850. There have not been any payments made to officers or directors for severance of relationship.

Item 12.          Security Ownership of Certain
--------          -----------------------------
                  Beneficial Owners and Management
                  --------------------------------

                  Owners of 5% or more of outstanding voting securities at June 30, 2002, were as follows:

                                                              Amount and
                                                               nature of
                                                 Title of      beneficial      Percent
Name of beneficial owner                          class        ownership       of class
------------------------                          -----        ---------       --------

Allen E. Shaw Family                             Common         118,079         53.11%
San Clemente, California                         Preferred        1,970          4.24%

Arcata Hospital Corporation*                     Common          20,898          9.40%
Palos Verdes Estates, California                 Preferred       11,481         24.71%

Security ownership of management as a group
-------------------------------------------

All directors and officers as                    Common         118,079         53.11%
  a group
All directors and officers                       Preferred        1,970          4.24%
  a group

* Arcata Hospital Corporation is 98% owned by shareholders of the Company, principally by the Allen E. Shaw Family.

Item 13.          Certain Relations and
--------          ---------------------
                  Related Transactions
                  --------------------


                  None.

PART IV

Item 14.          Exhibits, Financial Statement
--------          -----------------------------
                  Schedules, and Reports on Form 8-K
                  ----------------------------------

Page
----
(a) (1)           The following financial statements are included in
                    Part II, Item 8:

                       Reports of Independent Auditors'

                       Financial Statements:
                           Balance Sheets
                             June 30, 2002 and 2001

                           Statements of Operations
                             Years ended June 30, 2002, 2001 and 2000

                           Statements of Comprehensive Income
                             Years ended June 30, 2002, 2001 and 2000

                           Statements of Stockholders' Equity
                             Years ended June 30, 2002, 2001 and 2000

                           Statements of Cash Flows
                             Years ended June 30, 2002, 2001 and 2000

                           Notes to Financial Statements

    (2) The following financial schedules for the Years 2002, 2001 and 2000 are submitted herewith:

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

     (3)          Exhibits included herein:
                  None

(b) Registrant did not file any reports on Form 8-K during the quarter ended June 30, 2002.

                                   SCHEDULE II

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS

                    YEARS ENDED JUNE 30, 2002, 2001 AND 2000


                               Balance,      Charged        Charged                                 Balance,
                              beginning         to          to other                                  end
                               of year       income         accounts            Deductions           of year
                               -------        ------         --------           ----------           -------

Allowance for
 doubtful receivables:


         2002                 $ 229,013     $ 1,947,544                         $  1,388,668         $ 787,889
         2001                   157,532       1,223,545                            1,152,064           229,013
         2000                   230,699       1,723,497                            1,796,664           157,532

                                  SCHEDULE III

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                    YEARS ENDED JUNE 30, 2002, 2001 AND 2000

                             Related                                             Accumulated      Useful
       Description             debt          Land      Buildings      Total      Depreciation      Life
       -------------------------------------------------------------------------------------------------

     Rental property        $127,307       $482,346    $1,126,725   $1,609,071     $532,087         25

     Investment                 None        832,188                                 832,188
                         -------------------------------------------------------------------------------
                            $127,307     $1,314,534    $1,126,725   $2,441,259     $532,087
                         ====================================================================


    Cost:
         Balance at June 30, 2002, 2001 and 2000                                 $2,241,259


    Accumulated Depreciation:

         Balance at June 30, 2000                                               $   441,351
           Depreciation during period                                                45,667
                                                                                -----------
         Balance at June 30, 2001                                                   487,018
              Depreciation during period                                             45,069
                                                                                -----------
         Balance at June 30, 2002                                               $   532,087
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

                                     Date: October 31, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the principal Executive Officer, principal Financial Officer, Secretary and majority of Board Members on behalf of the Registrant and in the capacities and on the dates indicated:


         Signature                                   Capacity                                        Date
         ---------                                   --------                                        ----


/s/ Allen E. Shaw                                    President and Director                      October 31, 2002
--------------------------------
Allen E. Shaw


/s/ Michael J. Young                                 Treasurer and Chief                         October 31, 2002
--------------------------------                     Accounting Officer
Michael J. Young                                     Director


/s/ Donald J. Kaplan                                 Director                                    October 31, 2002
--------------------------------
Donald J. Krpan


/s/ Doug Shaw                                        Director                                    October 31, 2002
--------------------------------
Doug Shaw