Form 10-K
period 2003-06-30
AMERICAN HOSPITAL MANAGEMENT CORP
filed 2003-12-15
CIK 5197

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

Date of Report     June 30, 2003     Commission file number     0-2751
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

                                      None
                                      ----

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock $1.00 par value
                          ----------------------------
                                (Title of class)

                $2.00 Cumulative Preferred Stock $1.00 par value
                ------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes [ ]     No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
              Yes [ ]     No [X}

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

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date (216,905 at September 30, 2003).

Total number of pages, including cover - 45

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

         The nearest competition to the Hospital is in Eureka, (approximately 12 miles south) where one remaining acute care facility is located. Management of the Hospital feels that as long as it maintains a strong position in providing a full scope of health care services, the facility located in Eureka will have little or no negative impact on Hospital use or occupancy. For this reason, the Hospital organized outpatient clinics in the outlying communities thereby maintaining the Hospital's presence in the service area. A new two story medical building is under construction adjacent to the Hospital for expansion of patient services within the Hospital. The anticipated completion date in the spring of 2004, of the new 22,000 square foot medical building adjacent to the Hospital, is subject to finalizing financing. The building will house various health care related services that will improve the quality of health care provided to the community.

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

PART II

Item 5.  Market for the Registrant's Common Stock and
-------  Related Security Holder Matters
         --------------------------------------------

         There is no market for the registrant's stock. There are approximately 384 shareholders at September 30, 2003. No dividends were paid on common stock during the three years ended June 30, 2003. The Company is current on paying all cumulative preferred stock dividends.

Item 6.  Selected Financial Data
-------  -----------------------

                                                       Years ended June 30
                         -----------------------------------------------------------------------------
                             2003            2002             2001            2000            1999
                         ------------    ------------     ------------    ------------    ------------
Total operating
revenue, net             $ 32,360,976    $ 30,547,032     $ 27,663,529    $ 24,759,228    $ 24,089,600

Net income (loss)             321,474        (843,080)         382,507         541,259        (164,824)

Basic earnings (loss)
per share                        1.03           (4.21)            1.30            2.00           (1.15)

Diluted earnings
(loss) per share                 1.02           (4.21)            1.21            1.71           (1.15)

Total assets               25,517,304      25,161,711       24,862,687      22,409,022      22,302,627

Long-term debt              1,907,478       1,861,150        1,067,188         562,945         642,154

Working capital             7,862,818       7,605,491        8,312,317       8,861,853       8,553,820

Redeemable
preferred stock                46,471          46,471           46,487          46,829          47,442

Stockholders'
equity                     14,961,316      14,583,066       15,641,209      15,690,291      15,416,989

Item 7.  Management's Discussion and Analysis of
-------  ---------------------------------------
         Financial Condition and Results of Operations
         ---------------------------------------------

                                        2003
                                        ----
         Results of Operations
         ---------------------

         Hospital revenues increased during 2003 as the Hospital continued to expand services offered to the community. Use of inpatient and outpatient services increased approximately 2%. In addition, fees for services rendered increased an average of 11%. Patient revenue totaled $78,645,000 in 2003 compared to $69,530,000 in 2002, a 13.1% increase of $9,115,000.

         Contractual allowances totaled $46,284,000 in 2003 compared to $38,983,000 in 2002, a 18.7 increase. Contractual cost continues to cause a major concern for providing health as many third-party payers reimburse based on fixed contracts which do not take into account the ever increasing cost of providing health care. Therefore, as actual costs of providing services increase, these amounts may not be reimbursed. Medicare and Medi-Cal indicate an attempt to reimburse the hospitals' cost of providing services. But, as the government continues its efforts to cut back on rising health care payments, the actual reimbursement to the Hospital continues to decrease. For the three years ended June 30, 2003, contractual allowances and provisions for bad debts have amounted to approximately $119,759,000 or 58.4% of gross revenue. As indicated above, much of the time, the Hospital is unable to even recoup costs on Medicare patients under the current methodology of reimbursement. Medi-Cal has also imposed certain limitations that negatively impact the amount the Hospital is reimbursed for Medi-Cal patients.

         Operating costs and expenses were $32,469,000 compared to $32,731,000 in 2002, a slight decrease. The Hospital made a concerted effort to reduce salary cost during the year while maintaining a wage scale in line with industry standards. Although the healthcare industry continues to experience a serious shortage in nurses and ancillary care technicians, the Hospital was able to maintain sufficient staff during the year to provide quality healthcare services. The major increase in cost was group health insurance cost which increased approximately $905,000. The Hospital is self insured for health care claims and even though the cost of this benefit for employees is increasing , self insurance is still considered less costly than paying premiums to an insurance company for health care benefits. In order to stay competitive within the market, the Hospital must continue to maintain a wage scale and provide benefits that are comparable to other facilities in rural areas.

         2003 continued
         ----

         The continued reduction in third-party reimbursement and that many payers reimbursement based on a fixed contract (even though rates increase, they reimburse the same amount per procedure or other basis for reimbursement) are the major contributing factors to the increase in contractual allowances. The Hospital is still dealing with third-party payors to finalize cost reports under audits. Management is actively appealing various adjustments made by the intermediary, and, even though, it appears the Hospital will prevail on various issues, no amount will be booked as a receivable until the ultimate outcome of the appeal is known. Net income before income taxes is $506,869 in 2003, compared to a loss in 2002 of $843,000. As previously indicated, the 2002 loss was mainly caused by a change in the methodology for estimating allowances for contractual cost. Even though the Hospital continues to be negatively impacted by poor reimbursement contracts with third party payors, management anticipates continued profitable operations.

         The Company continues to enjoy a large positive current ratio with current assets exceeding current liabilities by $7,862,818. The Company continues to enjoy good returns on its investments to help maintain operations. For the current year, sales of investments resulted in a loss of approximately $102,000, while total investment income was approximately $426,000. As discussed in Item 1, the Company continues to expand operations to maintain a competitive edge in a continuing ever changing health care environment. All construction projects considered necessary to maintain operations will be completed without negative impact on the financial statements.

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

         The Company will complete construction of a Medical Building adjacent to the Hospital in the Spring of 2004. When the building is complete, management anticipates that real property rent cost will decrease and there will be an increase in outpatient services being provided.

         2003 continued
         ----

         Liquidity and Capital Resources
         -------------------------------
         The Company's financial condition remains very strong with substantial investments, strong liquidity and minimal debt. The current ratio is
         1.9 to 1. The cash and liquid investments are being maintained to subsidize Hospital operations and to finance needed construction and increased services at Mad River Community Hospital. Currently, the Company has approximately $6,101,000 in cash and short-term investments. Included in this amount is $1,998,000 in unrealized holding gains. The short-term equity investments are collateral for the $2,250,000 line of credit at June 30, 2003.

         Cash from operating and investing activities continue to fund investing activities, the largest of which is the purchase of real estate, property and equipment, which totaled $910,052 in 2003. As the long-term debt relates only to the acquisition of major equipment and cash required for operations. The Hospital has signed a commitment letter for additional long-term financing of $4,000,000 to finance major renovation and construction projects. The debt service relating to this new debt will be covered by increased services and a reduction in monthly real estate rental cost.

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

         Contractual allowances totaled $40,931,000 in 2002 compared to $30,449,000 in 2001, a 34.4% increase. Largely because of the decrease in the reimbursement payments by third-party payers, management elected to change the methodology for estimating estimated allowances which contributed greatly to the large percentage increase in contractual allowances. The estimated allowances as a percentage of patient receivables increased approximately 11.7%, or approximately $2,576,000. This is a non-cash entry as indicated by the statement of cash flows that shows $713,000 net cash provided by operations. The change in estimate, in large part, was required by third-party payers reimbursing based on fixed contracts which do not take into account the ever increasing cost of providing health care. Medicare and Medi-Cal indicate an attempt to reimburse the hospitals' cost of providing services. But, as the government continues its efforts to cut back on rising health care payments, the actual reimbursement to the Hospital continues to decrease. The majority of reimbursement is based on fixed contracts. Therefore, as actual costs of providing services increase, these amounts are not reimbursed. For the three years ended June 30, 2001, contractual allowances and provisions for bad debts have amounted to approximately $77,700,000 or 51% of gross revenue. For the year ended June 30, 2002, contractual allowances, including the effect of changing the methodology for estimating allowances, were 58.9% of gross revenues. If the change in estimate had not been made, this percentage would have been approximately 54%, a 3% increase over prior years. As indicated above, much of the time, the Hospital is unable to even recoup costs on Medicare patients under the current methodology of reimbursement. Medi-Cal has also imposed certain limitations that negatively impact the amount the Hospital is reimbursed for Medi-Cal patients.

         Operating costs and expenses were $32,731,000 compared to $27,895,000 in 2001, a 17.3% increase. The main cause of the increase is an increase in salaries and related costs for health care providers within the facility. These increases were necessary to keep the Hospital's wage scale in line with industry standards. The healthcare industry is experiencing a serious shortage in nurses and ancillary care technicians. During the year, as the volume of business increased significantly, the Hospital was forced to use outside nursing registry

         2002 continued
         ----

         to cover required staffing based on volume. The cost of outside nursing registry is more than double the cost of payroll staffing. Therefore, not only did payroll cost for nurses and medical technicians increase approximately $2,000,000, the Hospital incurred approximately $800,000 in registry costs. In order to stay competitive within the market, the Hospital must continue to maintain a wage scale that is comparable to other facilities in rural areas. As of year end, management had been successful in hiring the required staff and, therefore, the cost for nursing registry will decrease significantly

         The continued reduction in third-party reimbursement is the major contributing factor to the increase in contractual allowances. The Hospital is still dealing with third-party payors to finalize cost reports under audits. Management is actively appealing various adjustments made by the intermediary, and, even though, it appears the Hospital will prevail on various issues, no amount will be booked as a receivable until the ultimate outcome of the appeal is known. Mainly caused by the lower than expected reimbursement rate effect of the change in estimate, the Company recorded a loss of $843,000 compared to net income of $383,000 in the prior year. Management feels strongly that this loss was caused by the significant increase in the percentage of estimated allowances compared to patient receivables, a balance sheet adjustment. Even though all hospitals continue to be negatively impacted by poor reimbursement contracts with third party payers, if the required daily census can be maintained at the increased level experienced in the current year and costs are controlled, management anticipates continued profitable operations.

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

         2002 continued
         ----

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

         Liquidity and Capital Resources
         -------------------------------
         The Company's financial condition remains very strong with substantial investments, strong liquidity and minimal debt. The current ratio is
         1.87 to 1. The cash and liquid investments are being maintained to subsidize Hospital operations and to finance needed construction and increased services at Mad River Community Hospital. Currently, the Company has approximately $5,798,000 in cash and short-term investments. Included in this amount is $1,771,000 in unrealized holding gains. The short-term equity investments are collateral for the $2,374,000 line of credit at June 30, 2002.

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

Item 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------

                              FINANCIAL STATEMENTS
                              --------------------


                  Description                                      Page
                  -----------                                      ----

Independent Auditors' Reports                                       16

Financial Statements:

         Balance Sheets - June 30, 2003 and 2002                  17-18

         Statements of Operations
           Years ended June 30, 2003, 2002 and 2001                 19

         Statements of Comprehensive Income
           Years ended June 30, 2003, 2002 and 2001                 20

         Statements of Stockholders' Equity
           Years ended June 30, 2003, 2002 and 2001                 21

         Statements of Cash Flows -
           Years ended June 30, 2003, 2002 and 2001               22-23

         Notes to Financial Statements                            24-36

Item 14.  Exhibits, Financial Statement, Schedules
          and Reports on Form 8-K                                   42

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION

                   ANNUAL REPORT FOR CORPORATIONS - FORM 10-K
                       YEARS ENDED JUNE 30, 2003 AND 2002


                              FINANCIAL STATEMENTS,
                     SUPPLEMENTARY DATA AND AUDITORS' REPORT

                          INDEPENDENT AUDITORS' REPORT


         To the Board of Directors
         American Hospital Management Corporation

         We have audited the accompanying balance sheets of American Hospital Management Corporation as of June 30, 2003 and 2002, and the related statements of operations, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 2003. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the management of American Hospital Management Corporation. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such financial statements referred to above present fairly, in all material respects, the financial position of American Hospital Management Corporation as of June 30, 2003 and 2002, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, as listed in the accompanying index, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein


                                                    Hurley & Company


Granada Hills, California
September 19, 2003

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                                 BALANCE SHEETS
                             JUNE 30, 2003 AND 2002

                           Assets
                           ------                                  2003            2002
                                                                -----------    -----------
Current assets:
  Cash and cash equivalents                                     $   957,780    $   805,205
  Marketable securities                                           5,142,849      4,993,239
  Receivables:
    Patients, net of estimated allowances of $9,655,612
      and $7,346,065, in 2003 and 2002, respectively              7,645,492      7,503,722
    Other                                                           630,065        339,335
    Estimated third-party payor settlements                         663,546      1,219,687
  Income tax refund                                                      --        238,944
  Supplies, at lower of cost (first-in, first-out) or market      1,128,184      1,163,683
  Prepaid expenses                                                  343,412         53,171
                                                                -----------    -----------
                  Total current assets                           16,511,328     16,316,986

Property and equipment, net                                       6,281,541      6,187,174

Real estate held for investment, net                              1,869,031      1,909,172

Deferred income taxes                                               144,526        227,938

Other assets                                                        710,878        520,441
                                                                -----------    -----------
                                                                $25,517,304    $25,161,711
                                                                ===========    ===========

The accompanying notes are an integral part of these financial statements.

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                                 BALANCE SHEETS
                             JUNE 30, 2003 AND 2002

                  Liabilities and Stockholders' Equity
                  ------------------------------------
                                                                     2003           2002
                                                                  -----------    -----------
Current Liabilities:
  Current maturities of long-term debt                            $   222,712    $   384,693
  Line of credit                                                    1,775,167      2,374,150
  Accounts payable and accrued expenses:
    Trade                                                           2,644,917      2,069,410
    Accrued liabilities                                             2,135,508      2,111,445
    Construction contracts payable                                    544,890        544,890
    Estimated third-party payor settlements                           215,138        161,000
    Income taxes:
      Current                                                         107,769        148,386
      Deferred                                                      1,002,409        917,521
                                                                  -----------    -----------

                  Total current liabilities                         8,648,510      8,711,495
                                                                  -----------    -----------

Long-term debt, less current maturities                             1,907,478      1,867,150
                                                                  -----------    -----------

Stockholders' equity:
  $2 cumulative preferred stock, par value $1 per share;
  authorized 100,000 shares; issued 65,270.82 shares;
  reacquired 18,799.74 shares; outstanding 46,471.08 shares;
  aggregate redemption and liquidating value of $1,277,955 for
  each of the two years ended June 30, 2003                            46,471         46,471
  Common stock, par value $1.00 per share;
  authorized 400,000 shares, issued 249,051 shares,
  reacquired 26,736 shares; outstanding - 222,315 shares for
  each of the two years ended June 30, 2003                           222,315        222,315
  Additional paid-in capital                                          279,407        279,407
  Accumulated other comprehensive income                            1,188,564      1,052,554
  Retained earnings                                                13,224,559     12,982,319
                                                                  -----------    -----------

                  Total Stockholders' equity                       14,961,316     14,583,066
                                                                  -----------    -----------
                                                                  $25,517,304    $25,161,711
                                                                  ===========    ===========

The accompanying notes are an integral part of these financial statements.

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                            STATEMENTS OF OPERATIONS
                    YEARS ENDED JUNE 30, 2003, 2002, AND 2001

                                                           2003             2002             2001
                                                       ------------     ------------     ------------
Net patient service revenue                            $ 32,360,976     $ 30,547,032     $ 27,663,529
Other revenue                                               256,389          389,612          393,155
                                                       ------------     ------------     ------------

                  Total operating revenue                32,617,365       30,936,644       28,056,684
                                                       ------------     ------------     ------------

Operating costs and expenses:
     Professional care of patients                       18,415,367       19,675,123       17,161,899
General services                                          2,439,378        2,686,040        2,527,309
Fiscal and administrative services                        4,244,731        4,180,705        3,506,466
     Employee health and welfare                          3,629,209        2,615,432        2,104,678
     Medical malpractice insurance                          516,464          574,064          415,790
     Interest                                               268,368          205,507          113,714
     Depreciation and amortization                          860,959          846,122          841,117
     Provision for bad debts                              2,094,750        1,947,544        1,223,545
                                                       ------------     ------------     ------------
         Total operating costs and expenses              32,469,226       32,730,537       27,894,518
                                                       ------------     ------------     ------------
         Income (loss) from operations                      148,139       (1,793,893)         162,166
                                                       ------------     ------------     ------------
Other income:
     Investment income                                      323,713          462,259          418,911
     Other                                                   35,017           21,672           15,586
                                                       ------------     ------------     ------------
                                                            358,730          483,931          434,497
                                                       ------------     ------------     ------------

Income (loss) before income tax (provision) benefit         506,869       (1,309,962)         596,663
     Provision for income tax (expense) benefit            (185,395)         466,882         (214,156)
                                                       ------------     ------------     ------------

                  Net income (loss)                    $    321,474     $   (843,080)    $    382,507
                                                       ============     ============     ============


Basic earnings (loss) per common share                 $       1.03     $      (4.21)    $       1.30
                                                       ============     ============     ============

Diluted earnings (loss) per common share               $       1.02     $      (4.21)    $       1.21
                                                       ============     ============     ============

The accompanying notes are an integral part of these financial statements.

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                    STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                    YEARS ENDED JUNE 30, 2003, 2002, AND 2001

2003
----
Net income                                                                              $    321,474
         Other comprehensive income, net of tax:
           Unrealized losses on securities:
             Unrealized holding gains arising during tax period        $  237,711
               Less: reclassification adjustment for losses
                  realized in net income                                  101,701            136,010
                                                                       ----------       ------------
Comprehensive income                                                                    $    457,484
                                                                                        ============

2002
----

Net loss                                                                                $   (843,080)
         Other comprehensive income, net of tax:
           Unrealized losses on securities:
             Unrealized holding losses arising during tax period       $ (281,667)
             Less: reclassification adjustment for gains realized
                  in net income                                           (19,541)          (301,208)
                                                                       ----------       ------------
Comprehensive loss                                                                       $(1,144,288)
                                                                                        ============

2001
----

Net income                                                                              $    382,507
         Other comprehensive income, net of tax:
           Unrealized losses on securities:
             Unrealized holding losses arising during tax period       $ (286,678)
               Less: reclassification adjustment for gains realized
                  in net income                                           (41,274)          (327,952)
                                                                       ----------       ------------
Comprehensive income                                                                    $     54,555
                                                                                        ============

The accompanying notes are an integral part of these financial statements.

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 2003, 2002 AND 2001

                                                    2003              2002             2001
                                                 ------------     ------------     ------------
Stockholders' Equity:

Cumulative Preferred Stock
  Beginning balance                              $     46,471     $     46,487     $     47,829
     Reacquired stock                                      --              (16)            (342)
                                                 ------------     ------------     ------------
  Ending balance                                       46,471           46,471           46,487
                                                 ------------     ------------     ------------

Common Stock
  Beginning balance                                   222,315          222,615          223,568
     Reacquired stock                                      --             (300)            (953)
                                                 ------------     ------------     ------------
  Ending balance                                      222,315          222,315          222,615
                                                 ------------     ------------     ------------

Additional paid-in-capital
  Beginning balance                                   279,407          106,554          122,384
     Stockholder debt                                      --          175,626               --
     Reacquired stock                                      --           (2,773)         (15,830)
                                                 ------------     ------------     ------------
  Ending balance                                      279,407          279,407          106,554
                                                 ------------     ------------     ------------
Accumulated other comprehensive income
  Beginning balance                                 1,052,554        1,353,762        1,681,714
     Change in unrealized holdings gains, net         136,010         (301,208)        (327,952)
                                                 ------------     ------------     ------------
  Ending balance                                    1,188,564        1,052,554        1,353,762
                                                 ------------     ------------     ------------

Retained Earnings
  Beginning balance                                12,982,319       13,911,791       13,615,796
     Net income (loss)                                321,474         (843,080)         382,507
     Cash dividends paid on preferred stock           (79,234)         (86,392)         (86,512)
                                                 ------------     ------------     ------------
Ending balance                                     13,224,559       12,982,319       13,911,791
                                                 ------------     ------------     ------------

    Total Stockholders' equity                   $ 14,961,316     $ 14,583,066     $ 15,641,209
                                                 ============     ============     ============

The accompanying notes are an integral part of these financial statements.

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                            STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 2003, 2002 AND 2001

                                                             2003              2002            2001
                                                         ------------     ------------     ------------
Cash flows from operating activities:
     Cash received from patients
       and third-party payors                            $ 30,763,824     $ 29,596,524     $ 24,106,903
     Cash paid to employees and suppliers                 (29,134,028)     (29,623,120)     (24,921,285)
     Investment income received                               440,271          478,584          415,137
     Interest paid                                           (268,368)        (205,507)        (113,714)
     Income taxes received (paid)                              90,558          (78,126)         (77,227)
                                                         ------------     ------------     ------------
              Net cash provided by (used in)
                operating activities                        1,892,257          168,355         (590,186)
                                                         ------------     ------------     ------------
Cash flows from investing activities:
     Purchase of property and equipment, net                 (910,052)      (1,187,205)      (2,152,623)
     Proceeds from sale of short-term investments             293,579        2,588,137        1,030,918
     Cash received from partnership investment                     --               --           27,197
     Purchase of short-term investments                      (318,206)      (2,514,004)      (1,102,919)
     Other                                                     (5,133)              --          120,312
                                                         ------------     ------------     ------------
              Net cash used in
                investing activities                         (939,812)      (1,113,072)      (2,077,115)
                                                         ------------     ------------     ------------
Cash flows from financing activities:
     Proceeds from issuance of long-term debt                 126,180        1,173,661          703,071
     Principal reductions of long-term debt                  (247,833)        (188,706)        (112,315)
     Net proceeds from line of credit                        (598,983)          52,563        1,667,224
     Increase in construction contracts payable                    --          544,890               --
     Dividends paid                                           (79,234)         (86,392)         (86,512)
Payments for reacquired stock                                      --           (3,089)         (17,125)
                                                         ------------     ------------     ------------
              Net cash (used in) provided
                by financing activities                      (799,870)       1,492,927        2,154,343
                                                         ------------     ------------     ------------

Net increase (decrease) in cash and cash equivalents          152,575          548,210         (512,958)
Cash and cash equivalents, beginning of year                  805,205          256,995          769,953
                                                         ------------     ------------     ------------
Cash and cash equivalents, end of year                   $    957,780     $    805,205     $    256,995
                                                         ============     ============     ============
Supplemental schedule of non-cash investing
 activities:
     Increase (decrease) in fair value of investments    $    226,684     $   (485,347)    $   (546,587)
     Change in deferred taxes                                 (90,674)         184,139          218,635
                                                         ------------     ------------     ------------

     Increase (decrease) in unrealized holding gains     $    136,010     $   (301,208)    $   (327,952)
                                                         ============     ============     ============

The accompanying notes are an integral part of these financial statements.

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                      STATEMENTS OF CASH FLOWS (CONCLUDED)
                    YEARS ENDED JUNE 30, 2003, 2002 AND 2001

                                                            2003             2002            2001
                                                         -----------     -----------     -----------
Reconciliation of net income (loss) to net cash
     provided by (used in) operating activities:
Net income (loss)                                        $   321,474     $  (843,080)    $   382,507
Adjustments to reconcile net (loss) income to net
     cash provided by (used in) operating activities:
         Depreciation and amortization                       862,834         860,985         864,128
         Change in estimated uncollectibles                2,309,547       2,576,248       1,059,947
         Partnership loss (income)                               688            (669)         (1,097)
         Loss (gain) on sale of investments                  101,701         (19,541)        (41,274)
Change in assets and liabilities:
    Increase in receivables                               (2,742,047)     (2,106,901)     (2,539,861)
    Decrease (increase) in third-party payors, net           610,279         200,400      (1,246,322)
    Change in income taxes, net                              275,953        (545,008)        136,929
    Decrease (increase) in supplies                           35,499        (150,768)        (99,225)
    (Increase) decrease in prepaid expenses                 (290,241)         48,032         (13,453)
    Increase in loan-fees                                   (193,000)             --              --
    Increase (decrease) in trade accounts payable            575,507        (294,322)        490,654
    Increase in accrued expenses, net                         24,063         442,979         416,881
                                                         -----------     -----------     -----------
Net cash provided by (used in)
     operating activities                                $ 1,892,257     $   168,355     $  (590,186)
                                                         ===========     ===========     ===========

The accompanying notes are an integral part of these financial statements.

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2003, 2002 AND 2001

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

         Investments
         -----------
         Investments in marketable securities with readily determinable fair values and all investments in debt securities are measured at fair value in the balance sheets. An investment in oil and gas properties represents approximately 21.4% of the total investment in marketable securities. All investments are held for sale. Investment income or loss (including realized gains and losses on investments, interest, royalties and dividends) is included in net income. Unrealized gains and losses on investments are excluded from net income but are reported as a separate component of stockholders' equity.

         Property and Equipment
         ----------------------
         Property and equipment acquisitions are recorded at cost. Depreciation is provided over the estimated useful life of each class of depreciable asset and is computed on the straight-line method. (lives range from three to thirty years) Equipment under capital leases is amortized on the straight-line method over the estimated useful life of the equipment. Such amortization is included in depreciation and amortization in the financial statements. Interest cost incurred on borrowed funds during the period of construction of capital assets is capitalized as a component of the cost of acquiring those assets.

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

(1)      Summary of Significant Accounting Policies, CONTINUED
         -------------------------------------------

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

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

(1)      Summary of Significant Accounting Policies, CONCLUDED
         -------------------------------------------

         Reclassifications
         -----------------

         Certain accounts from prior year's financial statements have been reclassified to be comparable with disclosure for the current year.

(2)      Net Patient Service Revenue
         ---------------------------

         The Hospital has agreements with third-party payors that provide for payments to the Hospital at amounts different from its established rates. A summary of the payment arrangements with major third-party payors follows:
            * Medicare. Inpatient acute care services rendered to Medicare program beneficiaries are paid at prospectively determined rates per discharge. These rates vary according to a patient classification system that is based on clinical, diagnostic, and other factors. Inpatient nonacute services, certain outpatient services, and defined capital and medical education costs related to Medicare beneficiaries are paid based on a cost reimbursement methodology. The Hospital is reimbursed for cost reimbursable items at a tentative rate with final settlement determined after submission of annual cost reports by the Hospital and audits thereof by the Medicare fiscal intermediary. The Hospital's classification of patients under the Medicare program and the appropriateness of their admission are subject to an independent review by a peer review organization under contract with the Hospital. The Hospital's Medicare cost reports have been audited by the Medicare fiscal intermediary through June 30, 2000.
            * Medicaid. Inpatient services rendered to Medicaid program beneficiaries are reimbursed under a cost reimbursement methodology. The Hospital is reimbursed at a tentative rate with final settlement determined after submission of annual cost reports by the Hospital and audits thereof by the Medicaid fiscal intermediary. The Hospital's Medicaid cost reports have been audited by the Medicaid fiscal intermediary through June 30, 1998.

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

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

(2)      Net Patient Service Revenue, continued
         ----------------------------

         Gross patient service revenue and related provision for contractual allowances for the years ended June 30, are summarized as follows:

                                                      2003            2002          2001
                                                  -----------     -----------    -----------
         Gross patient service revenue            $78,645,060     $69,530,413    $56,889,189
              Less contractual allowances          46,284,084      38,983,381     29,225,660
                                                  -----------     -----------    -----------
         Net patient service revenue              $32,360,976     $30,547,032    $27,663,529
                                                  ===========     ===========    ===========

         At June 30, 2003 and 2002, accounts receivable are primarily concentrated in federal and state governmental entities and other patients in which the Company does not believe there is any undue credit risk.

         During the year ended June 30, 2002, management elected to make a change in the methodology for estimating estimated allowances. This decision was a result of the continuing decrease in the amount reimbursed by third-party payors. This change, made in the year ended June 30, 2002, covers approximately $5,207,700 in billings made over the year then ended and prior years. Management does not anticipate that an additional adjustment for a change in estimate will be necessary in subsequent years.

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

(3)      Marketable Securities
         ---------------------

         Cost and fair value of marketable equity securities at June 30, 2003 and 2002, are as follows:

                                                                        2003                         2002
                                                                     ----------                   ----------
                           Available for sale:
                                Cost                                 $3,145,241                   $3,222,291
                                Fair Value                            5,142,849                    4,993,239
                                Unrealized Gain                       2,329,854                    2,189,066
                                Unrealized Loss                        (332,246)                    (418,118)

         Gain or loss from sale of securities is based on specific identification of the securities sold. The change in net unrealized holding gains on securities available for sale, net of the tax effect, of $ 136,010, $(301,208) and $(327,952) for the years ended June 30,
         2003, 2002 and 2001 have been charged to comprehensive income. For the years ended June 30, 2003, 2002 and 2001, realized gains and realized losses were $12,113 and $(113,814), $746,065 and $(726,524), and
         $276,863 and $(235,589), respectively.

         The Company has a line of credit with the Wells Fargo Bank, secured by the equity investment portfolio. The maximum amount available under the line of credit at June 30, 2003 is $2,225,000, of which $1,775,167 is outstanding. The interest rate at June 30, 2003 and 2002 was 4.25% and 4.75%, respectively. The average short-term borrowing rate for the Company was 4.43% and 5.25% for 2003 and 2002, respectively.

         Subsequent to year end, the line of credit was transferred from Wells Fargo Bank to Smith Barney through Citibank. The interest rate is 1% below prime and the borrowing based is 65% of the managed account portfolio balance.

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

(4)      Property and Equipment
         ----------------------

         At June 30, 2003 and 2002, property and equipment is comprised of the following:

                                                                   2003           2002
                                                               -----------    -----------
                  Land and improvements                        $    44,500    $    44,500
                  Buildings                                      6,603,386      5,927,297
                  Equipment                                      9,255,938      9,610,007
                  Construction in progress                       1,597,506      1,765,447
                                                               -----------    -----------
                                                                17,501,330     17,347,251
                  Accumulated depreciation and amortization     11,219,789     11,160,077
                                                               -----------    -----------
                  Net property and equipment                   $ 6,281,541    $ 6,187,174
                                                               ===========    ===========

         Capitalized interest of $85,032 and $89,321 is included in construction in progress for the years ended June 30, 2003 and 2002, respectively.

         Property and equipment include certain capitalized leases, as follows:

                                                                   2003           2002
                                                               -----------    -----------
                  Equipment                                    $ 1,784,329    $ 1,678,984
                    Less accumulated amortization                  902,837        657,721
                                                               -----------    -----------
                                                               $   881,492    $ 1,021,263
                                                               ===========    ===========

         Amortization expense on capitalized leases for the years ended June 30, 2003, 2002 and 2001 totaled $245,116, $242,361 and $192,142, respectively.

         Annual future minimum lease payments under capitalized leases at June 30, 2003 are as follows:

                                                     2004                     $   280,387
                                                     2005                         272,126
                                                     2006                         164,215
                                                     2007                         156,264
                                                     2008                         134,659
                                                     Thereafter                       602
                                                                              -----------
                  Total minimum lease payments                                  1,008,253
                  Less amount representing interest (5.42% to 19.46%)             164,079
                                                                              -----------
                  Present value of minimum lease payments                         844,174
                  Less current maturity                                           215,705
                                                                              -----------
                                                                              $   628,469
                                                                              ===========

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

(5)      Real Estate Held for Investment
         -------------------------------

         Real estate held for investment consists of 14 properties, 9 of which have a building on their lots. These are itemized as follows:

                                                                                     2003          2002
                                                                                  ----------    ----------
                  Property Location:
                    McKinleyville, California                                     $1,480,605    $1,475,472
                    Willow Creek, California                                         335,608       335,608
                    Lakeport, California                                             333,521       333,521
                    Arcata, California                                               161,750       161,750
                    Eureka, California                                               134,908       134,908
                                                                                  ----------    ----------
                                                                                   2,446,392     2,441,259
                     Less accumulated depreciation for rented property               577,361       532,087
                                                                                  ----------    ----------
                                                                                  $1,869,031    $1,909,172
                                                                                  ==========    ==========

         The properties with buildings attached are either used temporarily for Hospital purposes, or used as rental property. All properties are valued at cost as it is not cost effective to determine fair value. Based on the property records available, there is no impairment of value.

(6)      Other Assets
         ------------
         At June 30, 2003, other assets include cash surrender value of life insurance polices on three executives totaling $449,570, an investment in a partnership of $70,183, and unamortized loan fees of $191,125. Loan fees are being amortized over the term of the respective loans. Amortization for the year ended June 30, 2003, was $1,875.

(7)      Long-Term Debt
         --------------

         Long-term debt at June 30, 2003 and 2002, consists of the following:

                                                                                   2003           2002
                                                                                ----------     ----------
           Bank note, secured by investment property, interest rate of 2.25%
           above bank index (5.01% at June 30, 2003), payable in monthly
           installments, maturing in 2021                                       $  120,780     $  127,307

           Term note, secured by patients' receivables, interest rate of prime plus 2%, (6.25% at June 30, 2003), interest only through May, 2007 when entire principle balance
           will be due.                                                          1,065,236      1,073,660

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

(7)      Long-Term Debt, continued
         ---------------

                                                                                   2003           2002
                                                                                ----------     ----------
           Lease obligations, payable in installments
           through 2009 with a weighted average
           interest rate of 9.15%                                                  844,174        950,876
           Shareholder, unsecured, interest only at 7%                             100,000        100,000
                                                                                ----------     ----------
                                                                                 2,130,190      2,251,843
             Less current maturities                                               222,712        384,693
                                                                                ----------     ----------
                                                                                $1,907,478     $1,867,150
                                                                                ==========     ==========

         The maturities of long-term debt for each of the succeeding five years subsequent to June 30, 2003, are as follows: 2004-$222,712; 2005-$233,857; 2006-$142,350; 2007-$1,212,107; 2008-$137,816,
         thereafter- $181,348.

(8)      Income Taxes
         ------------

         At June 30, income tax expense (benefit) consisted of the following:

                                                            2003
                                                            ----
                                            Federal       California       Total
                                           ---------      ----------     ---------
                  Current                  $  62,961      $ 44,808       $ 107,769
                  Deferred                    75,692         1,934          77,626
                                           ---------      --------       ---------
                                           $ 138,653      $ 46,742       $ 185,395
                                           =========      ========       =========

                                                            2002
                                                            ----
                                            Federal       California       Total
                                           ---------      ----------     ---------

                  Current                  $(238,944)     $    800       $(238,144)
                  Deferred                  (191,358)      (37,380)       (228,738)
                                           ---------      --------       ---------
                                           $(430,302)     $(36,580)      $(466,882)
                                           =========      ========       =========

                                                            2001
                                                            ----
                                            Federal       California       Total
                                           ---------      ----------     ---------
                  Current                  $ 173,020      $ 51,486       $ 224,506
                  Deferred                    (8,271)       (2,079)        (10,350)
                                           ---------      --------       ---------
                                           $ 164,749      $ 49,407       $ 214,156
                                           =========      ========       =========

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

(8)      Income Taxes continued
         ------------

         Deferred tax expenses (credits) for 2003, 2002, and 2001 result from the following temporary differences:

                                                   2003           2002          2001
                                                 ---------     ---------     ---------
         California franchise tax                $ (15,620)    $  16,823     $ (15,590)
         Depreciation and amortization               7,479        53,036        92,708
         Allowance for bad debts                   (11,152)     (214,720)      (30,623)
         Vacation accrual                           14,760         7,178       (31,992)
         Correction of deferred tax liability           --            --       (14,996)
         Net operating loss                         80,438       (96,460)           --
         Other                                       1,721         5,405        (9,857)
                                                 ---------     ---------     ---------
                                                 $  77,626     $(228,738)    $ (10,350)
                                                 =========     =========     =========

         In addition, deferred tax liability is recorded in the balance sheet, resulting from the change in unrealized holdings for investments. The change in deferred income taxes for the years ended June 30, 2003 and 2002 was $90,674 and $(184,139), respectively.

         Recorded income tax expense (benefit) differs from that computed by applying the statutory income tax rates for the following reasons:

                                                       2003           2002          2001
                                                     ---------     ---------     ---------
         Computed tax at statutory rate              $ 201,908     $(445,387)    $ 255,610
         Increases (decreases) resulting from:
            California franchise tax                   (15,620)         (272)      (18,498)
            Domestic dividend exclusion allowance      (16,329)      (15,850)      (18,740)
            Entertainment deduction                      8,997         8,406        10,016
            Other                                        6,439       (13,779)      (14,232)
                                                     ---------     ---------     ---------
                                                     $ 185,395     $(466,882)    $ 214,156
                                                     =========     =========     =========

         The Company has a net operating loss carry forward of $479,496 for state taxes which expires in the year ending 2023. The state has temporarily suspended the use of loss carry forwards.

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

(8)      Income Taxes continued
         ------------

         Principal components of the net asset/(liability) representing deferred income tax balances are as follows:

                                                         2003          2002
                                                       ---------     ---------
                  Allowance for bad debts              $ 349,525     $ 337,532
                  Vacation accrual                       278,570       285,515
                  Depreciation and amortization         (708,451)     (704,241)
                  Net operating loss                      42,387       127,212
                  Unrealized holding gains              (809,043)     (718,369)
                  Other                                  (10,871)      (17,232)
                                                       ---------     ---------
                  Net deferred income tax liability    $(857,883)    $(689,583)
                                                       =========     =========

(9)      Preferred Stock
         ---------------

         The preferred stock provides for cumulative dividends of $2 per share per year. The stock has a redemption and liquidating value of $27.50 per share, plus dividends in arrears. Total redemption and liquidating value of the outstanding shares was $1,277,955 for both of the two years ended June 30, 2003. In the event of redemption, two shares of common stock can be issued for each share of preferred stock redeemed (if option is exercised by preferred stockholder). Redemption of the preferred stock is at the option of the Company.

(10)     Earnings (loss) per Common Share
         --------------------------------

         Basic earnings (loss) per common share were computed by dividing the net income (loss) after deduction of preferred stock dividend requirements of $92,942, $92,942 and $92,973, by the weighted average number of common shares outstanding (222,315, 222,465 and 223,092) for 2003, 2002 and 2001, respectively.

         Diluted earnings per common share were computed by dividing net income by the weighted average number of common shares outstanding, after redemption of preferred stock, (315,257 and 315,588) for 2003 and 2001, respectively. For 2002, there was an anti-dilutive effect for all shares.

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

(12)     401(k) Plan
         -----------

         The Plan is a defined contribution plan to which all employees are permitted to make salary deferrals under the 401(k) provision. Such contributions are credited directly to their accounts. Based on the Plan document, the Company can make discretionary contributions for the participants. The Company made a $34,636 contribution to the plan for the year ended June 30, 2002. No Company contribution was made for either the year ended neither 2003 nor 2001.

(13)     Concentrations of Credit Risk
         -----------------------------

         The Hospital grants credit without collateral to its patients, most of who are local residents and are insured under third-party payor agreements. The mix of receivables from patients and third-party payors at June 30, 2003 and 2002, was as follows:

                                                 2003      2002
                                                -----     -----
                  Medicare                       41.2%     44.1%
                  Medi-Cal                       19.3      18.9
                  Other third-party payors       34.2      29.1
                  Patients                        5.3       7.9
                                                -----     -----
                                                100.0%    100.0%
                                                =====     =====

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

(14)     Self-insurance Program
         ----------------------

         The Hospital has elected to self-insure for health care benefits to its employees. Amounts charged to expense are based on claims processed and approved by a third-party administrator, Capital Administrators. Claims incurred but not recorded are estimated and charged to expense. Management believes that amounts provided are sufficient to cover claims and costs incurred through June 30, 2003. The rates used to determine the amounts charged to expense for claims and costs are adjusted periodically, as appropriate, to reflect actual experience. The Hospital has insurance coverage for individual claim expenses in excess of $75,000 and for aggregate claim expenses in excess of $1,739,750.

         Health care benefit expense was $2,772,349, $1,867,391 and $1,498,230 for the years ended June 30, 2003, 2002 and 2001, respectively.

(15)     Commitments and Contingencies
         -----------------------------

         Commitments. The Company has entered into an agreement for approximately $3,318,000 to construct the a medical building adjacent to the Hospital. The Company has a commitment letter for real estate financing for $4,000,000, payable monthly based on a 20 year amortization including interest a 7%, due and payable in ten years. The Company is in the final stages of obtaining the required construction financing. It is anticipated that the construction project will be complete in the early spring of 2004. As of June 30, 2003, approximately $508,000 has been paid on the construction contract for the building shell.

         Total rental expense for the years ended June 30, 2003, 2002, and 2001, was $300,657, $296,277, and $386,346, respectively. All leases are currently month to month obligations. With the completion of the medical building, the Company anticipates that certain departments currently occupying leased office space will occupy the medical building which will result in an approximate $22,500 reduction in monthly lease cost.

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

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONCLUDED

(15)     Commitments and Contingencies, CONTINUED
         ------------------------------

         Construction contracts payable. During the year ended June 30, 2003, the Company entered into an agreement with the general contractor for payment of $235,838 in construction cost. This amount is included in construction contracts payable, accrues interest at 5% annually, is due August 30, 2003, and is secured by a deed of trust on the property.

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

         Since the fair value is estimated as of June 30, 2003, the amounts that will actually be realized or paid at settlement of the instruments could be significantly different.

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
         Accounting and Financial Disclosure
         -----------------------------------

         None.

PART III

Item 10. Directors and Executive Officers of the Registrant
-------- --------------------------------------------------

Name and principal occupation
during last five years              Since            Age      Office            Occupation
----------------------              -----            ---      ------            ----------
Lawrence Senffner, M.D.             2001             63       Director          Physician
                                                                                Internal
                                                                                Medicine

 Allen E. Shaw                      1960             85       Chairman          Chairman of
                                                              Director          the Board of
                                                                                Directors

Douglas A. Shaw,                    1981             52       President         Hospital
Administrator                                                 & Director        Administrator

Christopher Lee, M.D.               2001             56       Director          Physician
                                                                                Internal
                                                                                Medicine

Michael Young, Controller           1978             55       Treasurer         Hospital
                                                              & Director        Controller

Donald J. Krpan, D.O.               1988             67       Secretary &       University
                                                              Director          Provost,
                                                                                Western
                                                                                University of
                                                                                Health
                                                                                Sciences

Steven Paine                        2001             51       Director          Business
                                                                                Owner

Item 11. Executive Compensation
-------- ----------------------

         The following table sets forth the aggregate direct remuneration paid or accrued by the Company for services in all capacities for the fiscal year ended June 30, 2003, to each director and officer of the Company whose aggregate direct remuneration exceeded $100,000 (none) and to all directors and officers (as a group) who were such at any time during the last fiscal year.

                                                        Cash and cash equivalent
                                                         forms of remuneration
                                                         ---------------------

Name of individual                                          Salaries, fees,
or number of               Capacities in which              directors' fees
persons in group           remuneration was received          and bonuses
----------------           -------------------------          -----------
All directors
  and officers as a
  group (7 persons)                                           $226,476
                                                              ========

Note: There were no contractual agreements with any directors regarding compensation, pensions or stock options. Directors, from time to time, are compensated for attendance at meetings for their general administrative duties although there is no required payment. There have not been any payments made to officers or directors for severance of relationship.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-------- --------------------------------------------------------------

         Owners of 5% or more of outstanding voting securities at June 30, 2002, were as follows:

                                                    Amount and
                                                     nature of
                                   Title of          beneficial                 Percent
Name of beneficial owner            class            ownership                  of class
------------------------            -----            ---------                  --------
Allen E. Shaw Family                Common            122,489                    55.10%
Arcata, California                  Preferred           1,980                     4.26%

Arcata Hospital Corporation*        Common             20,895                     9.40%
Palos Verdes Estates, California    Preferred          11,481                    24.71%

Security ownership of management as a group
-------------------------------------------

All directors and officers as       Common            124,239                    55.88%
  a group
All directors and officers          Preferred           2,957                     6.36%
  a group

----------

* Arcata Hospital Corporation is 98% owned by shareholders of the Company, principally by the Allen E. Shaw Family.

Item 13. Certain Relations and Related Transactions
-------- ------------------------------------------

         None.

Item 14. Our Controls and Procedures
-------- ---------------------------

         Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d--15(e) of the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during our last fiscal quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------- ----------------------------------------------------------------

Page
----
(a) (1)           The following financial statements are included in
                    Part II, Item 8:

                       Reports of Independent Auditors'

                       Financial Statements:
                           Balance Sheets
                             June 30, 2003 and 2002

                           Statements of Operations
                             Years ended June 30, 2003, 2002 and 2001

                           Statements of Comprehensive Income
                             Years ended June 30, 2003, 2002 and 2001

                           Statements of Stockholders' Equity
                             Years ended June 30, 2003, 2002 and 2001

                           Statements of Cash Flows
                             Years ended June 30, 2003, 2002 and 2001

                           Notes to Financial Statements

    (2)           The following financial schedules for the Years 2003, 2002 and 2001 are submitted herewith:

                           Schedule II - Valuation and Qualifying Accounts

                           Schedule III - Real Estate and Accumulated
                             Depreciation

                           All other schedules are omitted because they are not applicable or not required, or because the required information is included in the financial statements or notes hereto.

    (3)           Exhibits included herein:

                    Exhibit 31.1 - Certification of Chief Executive Officer
                                   Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                    Exhibit 32.1 - Certification of Chief Executive Officer
                                   Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Registrant did not file any reports on Form 8-K during the quarter ended June 30, 2003.

                                   SCHEDULE II

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS

                    YEARS ENDED JUNE 30, 2003, 2002 AND 2001

                               Balance,        Charged        Charged                                 Balance,
                              beginning          to           to other                                  end
                                of year        income         accounts         Deductions             of year
                                -------        ------         --------         ----------             -------
Allowance for
 doubtful receivables:

         2003                  $ 787,889    $ 2,094,750                         $  2,066,755          $  815,884
         2002                    229,013      1,947,544                            1,388,668             787,889
         2001                    157,532      1,223,545                            1,152,064             229,013

                                  SCHEDULE III

                    AMERICAN HOSPITAL MANAGEMENT CORPORATION

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                    YEARS ENDED JUNE 30, 2003, 2002 AND 2001

                    Related                                                 Accumulated     Useful
Description           debt         Land        Buildings       Total        Depreciation     Life
--------------------------------------------------------------------------------------------------
Rental property     $120,780     $482,346     $1,131,858     $1,609,071       $532,087        25

     Investment       None        832,188                       832,188
                    ---------------------------------------------------
                    $120,780   $1,314,534     $1,131,858     $2,446,392       $577,361
                    ==================================================================

    Cost:
         Balance at June 30, 2002 and 2001                            $2,241,259
           Additions                                                       5,133
                                                                      ----------
                                                                      $2,446,392
                                                                      ==========
    Accumulated Depreciation:

         Balance at June 30, 2002                                     $  487,018
           Depreciation during period                                     45,069
                                                                      ----------
         Balance at June 30, 2002                                        532,087
              Depreciation during period                                  45,274
                                                                      ----------
         Balance at June 30, 2003                                     $  577,361
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

                                     AMERICAN HOSPITAL MANAGEMENT CORPORATION


                                     By: /s/ Allen E. Shaw
                                         --------------------------------
                                         Allen E. Shaw, President

                                     Date:

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the principal Executive Officer, principal Financial Officer, Secretary and majority of Board Members on behalf of the Registrant and in the capacities and on the dates indicated:

    Signature                      Capacity                           Date
    ---------                      --------                           ----

/s/ Allen E. Shaw             President and Director            October 15, 2003
----------------------
Allen E. Shaw


/s/ Michael J. Young          Treasurer and Chief               October 15, 2003
----------------------        Accounting Officer
Michael J. Young              Director


/s/ Donald J. Krpan           Director                          October 15, 2003
----------------------
Donald J. Krpan


/s/ Doug Shaw                 Director                          October 15, 2003
----------------------
Doug Shaw